Form 10QSB
period 2006-02-28
NEW AGE TRANSLATION INC
filed 2006-05-15
CIK 1315320

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-125575

NEW AGE TRANSLATION, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-1983837
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12926 Morehead
Chapel Hill, NC 27517
(Address of principal executive offices)

(919) 969-2982
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Registrant is a Shell company. Yes [ ] No [X]

============================================================================================

PART I

Item 1.     Financial Statements

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
BALANCE SHEETS

	February 28,	November 30,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$68,074	$72,556

TOTAL ASSETS	$68,074	$72,556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,606	$306
Advances payable - related party	22,865	22,816
TOTAL LIABILITIES	29,471	23,122

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized,
$0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 5,814,000 issued and outstanding	58	58
Additional paid-in-capital	81,392	81,392
Accumulated deficit during development stage	(42,847)	(32,016)

TOTAL STOCKHOLDERS' EQUITY	38,603	49,434

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$68,074	$72,556

See accompanying condensed notes to interim financial statements.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period From
					November 22,
					2004
		Three Months Ended			(Inception) to
		February 28,		February 28,	February 28,
		2006		2005	2006
		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-

EXPENSES
Selling, general and administrative expenses		1,652		1,004	4,406
Professional fees		9,179		2,500	38,441
Total Expenses		10,831		3,504	42,847

LOSS FROM OPERATIONS		(10,831)		(3,504)	(42,847)

LOSS BEFORE TAXES		(10,831)		(3,504)	(42,847)

INCOME TAX EXPENSE		-		-	-

NET LOSS		$(10,831)		$(3,504)	$(42,847)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		5,814,000		5,000,000

See accompanying condensed notes to interim financial statements.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 22, 2004 (Inception)	-	$-	$-	$-	$-

Common stock issued upon incorporation at
$0.00001 per share for cash	5,000,000	50	-	-	50

Net loss for the period ended, November 30, 2004	-	-		(15,000)	(15,000)

Balance, November 30, 2004	5,000,000	50	-	(15,000)	(14,950)

Common stock issued for cash at $0.10 per share	814,000	8	81,392	-	81,400

Net loss for the year ended, November 30, 2005	-	-	-	(17,016)	(17,016)

Balance, November 30, 2005	5,814,000	58	81,392	(32,016)	49,434

Net loss for the period ended, February 28, 2006	-	-	-	(10,831)	(10,831)

Balance, February 28, 2006 (unaudited)	5,814,000	$58	$81,392	$(42,847)	$38,603

See accompanying condensed notes to interim financial statements.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months Ended		Period From November 22, 2004 (Inception) to
	February 28,	February 28,	February
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,831)	$(3,504)	$(42,847)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable	6,300	3,515	6,606
Net cash provided (used) by operating activities	(4,531)	11	(36,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	-	-	-
Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	49	-	22,865
Proceeds from issuance of common stock	-	-	81,450
Net cash provided by financing activities	49	-	104,315

Net increase (decrease) in cash	(4,482)	11	68,074

Cash, beginning of period	72,556	100	-

Cash, end of period	$68,074	$111	$68,074

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim financial statements.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended November 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $42,847 incurred through February 28, 2006.  The Company has no revenues and limited cash and working capital.  Management has established plans to begin generating revenues and decrease payables.  These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company anticipates that it will need all of its current cash reserves to fully implement its business plan. The Company expects to control its cash outflows based upon current funds and funds received.

Development Stage Activities

The Company has been in the development stage since its formation and has not realized any revenue from operations. It will be engaged by various companies, primarily technology-driven companies, for the purpose of translating their various documents from English to Chinese and vice versa.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2006

purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2006

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. Management believes the adoption of SFAS No. 154 had no immediate impact on the financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets an amendment of ARB Opinion No. 29." This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Management believes the adoption of this statement had no immediate impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued to Statement of Financial Accounting Standards No. 123 (R), "Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123 (R)"). This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has determined that there was no impact to its financial statements from the adoption of this statement.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2006

In November 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management does not believe the adoption of this statement will have any immediate material impact on the Company as the Company maintains no inventory.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Revenue Recognition

The Company will recognize revenue from contracts as services are performed. With this type of revenue sources, revenue will thereby be recorded when there is persuasive evidence that an arrangement exists, services have been rendered, the contract price is determinable, and collectibility is reasonably assured.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 - PREFERRED AND COMMON STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share and rights and preferences to be determined.

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.00001. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2006

In its initial capitalization in November 2004, the Company issued 5,000,000 shares of common stock for a total of $50 cash. The shares were valued at par, which management deemed was the approximate fair value of the shares issued.

An additional 814,000 shares of common stock were sold in private placement during the three months ending May 31, 2005 for $0.10 per share or $81,400.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances payable to related parties represent amounts due to the Company's majority shareholder for cash advanced and payment of expenses on behalf of the Company. As of February 28, 2006, the Company is indebted to its majority shareholder for $22,865. This related party shareholder advanced the Company $49 in the period ending February 28, 2006. This majority shareholder advanced the Company $22,816 for working capital advances through November 30, 2005. These advances are non-interest bearing, not collateralized, and considered to be due on demand.

The Company uses office space of a shareholder and pays no rent. The value of this space is considered immaterial for financial reporting purposes. There is no rental agreement and the Company has no plans to locate to a permanent office in the near future.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On March 31, 2006, the Company's registration statement was declared effective by the Securities and Exchange Commission. In this regard, the Company signed a contract with a securities attorney to assist in this matter. The total fees to be paid to the attorney amount to $25,000. Of this amount, $15,000 was paid when attorney services began and is recorded as legal fees in the accompanying financial statements. The remaining $10,000 became due on March 31, 2006 after the registration statement was declared effective by the Securities and Exchange Commission.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

This section of the prospectus includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. We raised $81,400 gross proceeds, $46,400 net proceeds through a private placement. We believe the $46,400 amount will fund operations for at least one year.

We are not going to buy or sell any plant or significant equipment during the next twelve months other than computers and software to operate our translation business. Initial expenditure for the computer equipment will be approximately $1,000. The initial cost for the design of our website was $900.

We will not be conducting any product research or development. Further we do not expect significant changes in the number of employees other than possibly hiring one or two translators.

Our specific goal is to complete the development of our website and assemble a client database. We intend to accomplish the foregoing through the following milestones:

1.   We intend to acquire the equipment we need to begin operations. As of February 28, 2006 the equipment had not been acquired. We believe that it will cost $1,000 to acquire the equipment. We do not intend to initially hire additional employees. Our sole officer and director will handle our administrative duties.

2.   We have established our office. Our website was designed by Dan Allison, a website designer. We paid Mr. Allison $900 to design the website. There was no written agreement. The agreement was oral. We were invoiced for the service. The website is newagetranslation.org. We intend to contact technology related businesses including research and development related companies. We plan to attend trade shows that are oriented towards meeting new clients in these fields such as those annually sponsored by the University of North Carolina in Chapel Hill and similar conferences sponsored by the Raleigh Chamber of Commerce. As clients are added and as our customer database expands, we will continue to upgrade the website including testimonials from satisfied clients. We believe it will cost up to $3,000 to develop our client data base. The database is anticipated to be ready within the next 120 to 180 days. Upgrades will be ongoing during the life of our operations. None of the above activities were initiated as of February 28, 2006.

3.   Our marketing program will include personal selling in conjunction with direct mail and telephone surveys. Our president and CEO John Fahlberg will do personal selling initially. He will introduce our company and its translation features. We plan to obtain a list of potential clients by contacting the Triangle Area Chinese American Association, the Triangle Indus Entrepreneurs, the Council for Entrepreneurial Development and the local Chamber of Commerce. We also intend to contact the three local universities to develop lists of companies that their Chinese students have been in contact with. We may use local media advertising to obtain clients as well. Once we have developed a list, a direct mail campaign will be initiated with a telephone follow-up and personal selling to secure clients. This process will be ongoing during the life of our operations. Once initial clients have been procured, we will initiate further marketing activities including direct mailings. We believe that it will cost a minimum of $3,000 to initiate our marketing campaign and plan to spend up to $18,000 on the marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 60 to 90 days from the establishment of our client data base. As of February 28, 2006 one university has been contacted to begin market research activities.

4.   Once clients have been secured, we intend to hire at least one part-time translator.

If we spend all of our cash, are unable to negotiate sufficient translation services, and are unable to raise additional cash for our operations, we may have to suspend or cease operations. If we cannot generate sufficient fees to continue operations, we will suspend or cease operations.

Should we not be able to fund our activities, operations will be suspended until funding is available, or we will cease operations. Our management has no alternative plans for us, if we cease operations and do not anticipate commencing negotiations with potential acquisition candidates. In the event we do not have adequate funds to do so, John Fahlberg, our sole officer and director will manage our reporting obligations with the SEC and will advance funds to file current, quarterly and annual reports with the SEC. Mr. Fahlberg's commitment to advance funds for SEC reports is not in writing and not legally binding upon him.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we have to attract customers and generate revenues. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

On May 16, 2005, we completed a private placement of securities and raised gross proceeds of $81,400. The net proceeds to us were $46,400. We sold a total of 814,000 shares of common stock to 53 investors at a price of $0.10 per share. We believe that the net proceeds will last at least one year. We issued the foregoing 814,000 shares of common stock as restricted securities pursuant to the exemption from registration contained in Regulation 506 of the Securities Act of 1933 in that a Form Ds was filed with the Securities and Exchange Commission; an offering memorandum was delivered to all purchasers; all purchasers have a preexisting relationship with us. By preexisting relationship we mean that our president, John Fahlberg, determined that each investor had such knowledge and experience in financial and business matters that he, she or it was capable of evaluating the merits and risks of the prospective investment and each had an established relationship with Mr. Fahlberg through previous business dealings or as a result of personal friendship. Further, each investor represented that he was an accredited investor. Fifteen of the investors were introduced to Mr. Fahlberg by David Allison. Mr. Fahlberg and Mr. Allison met each other in connection with a common investment in another corporation which is not controlled by Mr.Fahlberg or Mr. Allison. Some of the investors introduced to Mr. Fahlberg were also investors in LDG, Inc., a corporation that filed a Form SB-2 registration statement with the SEC that has not yet been declared effective by the SEC. All of the investors were accredited investors as that term is defined in Reg. D of the Securities Act of 1933. Mr. Allison did not solicit, offer or sell the Company's securities to anyone. Mr. Allison was not compensated for the introductions or the sales of securities by the Company. To our knowledge there are no connections, relationships or arrangements between them and any other entities other than as described herein.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have initiated operations, but have not generated any revenues. In November 2004, we issued 5,000,000 shares of common stock to John A. Fahlberg, our sole officer and director, in a private placement, pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. The purchase price per share was $0.00001 per share. Mr.Fahlberg paid us a total amount of 50.00 for his 5,000,000 shares of common stock. This was accounted for as an acquisition of shares.

Results of Operations

From Inception on November 22, 2004 to February 28, 2006

Since Inception on November 22, 2004, we have not generated any revenues.

Our loss since inception is $42,847 of which $15,306 is for legal fees, $23,136 for accounting fees, and $4,405 for filing fees and general office costs.

Total liabilities of $29,471 were recorded at February 28, 2006, including $22,865 of related party liabilities. These liabilities were accrued during the year ended February 28, 2006.

ITEM 3.     CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)   Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2006.

NEW AGE TRANSLATION, INC.
(Registrant)

BY:	JOHN A. FAHLBERG
John A. Fahlberg
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors.