Form 10QSB
period 2006-05-31
NEW AGE TRANSLATION INC
filed 2006-06-21
CIK 1315320

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2006

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

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
BALANCE SHEETS

	May 31,	November 30,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$25,440	$72,556

TOTAL ASSETS	$25,440	$72,556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,007	$306
Advances payable - related party	-	22,816
TOTAL LIABILITIES	4,007	23,122

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized,
$0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 5,814,000 issued and outstanding	58	58
Additional paid-in-capital	81,392	81,392
Accumulated deficit during development stage	(60,017)	(32,016)

TOTAL STOCKHOLDERS' EQUITY	21,433	49,434

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$25,440	$72,556

See accompanying condensed notes to interim financial statements.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Three Months Ended				Six Months Ended			Period From November 22, 2004 (Inception) to
		May 31,		May 31,		May 31,		May 31,	May 31,
		2006		2005		2006		2005	2006
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-		$-		$-	$-

EXPENSES
Selling, general and administrative expenses		631		1,262		2,283		2,266	5,037
Professional fees		16,538		3,876		25,718		6,376	54,980
Total Expenses		17,169		5,138		28,001		8,642	60,017

LOSS FROM OPERATIONS		(17,169)		(5,138)		(28,001)		(8,642)	(60,017)

LOSS BEFORE TAXES		(17,169)		(5,138)		(28,001)		(8,642)	(60,017)

INCOME TAX EXPENSE		-		-		-		-	-

NET LOSS		$(17,169)		$(5,138)		$(28,001)		$(8,642)	$(60,017)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		5,814,000		5,000,000		5,814,000		5,000,000

See accompanying condensed notes to interim financial statements.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 22, 2004 (Inception)	-	$-	$-	$-	$-

Common stock issued upon incorporation at
$0.00001 per share for cash	5,000,000	50	-	-	50

Net loss for the period ended, November 30, 2004	-	-		(15,000)	(15,000)

Balance, November 30, 2004	5,000,000	50	-	(15,000)	(14,950)

Common stock issued for cash at $0.10 per share	814,000	8	81,392	-	81,400

Net loss for the year ended, November 30, 2005	-	-	-	(17,016)	(17,016)

Balance, November 30, 2005	5,814,000	58	81,392	(32,016)	49,434

Net loss for the period ended, May 31, 2006	-	-	-	(28,001)	(28,001)

Balance, May 31, 2006 (unaudited)	5,814,000	$58	$81,392	$(60,017)	$21,433

See accompanying condensed notes to interim financial statements.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six Months Ended		Period From November 22, 2004 (Inception) to
	May 31,	May 31,	May 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,001)	$(8,642)	$(60,017)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable	3,701	7,731	4,007
Net cash used in operating activities	(24,300)	(911)	(56,010)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	(22,816)	-	-
Proceeds from issuance of common stock	-	81,400	81,450
Net cash provided (used) by financing activities	(22,816)	81,400	81,450

Net increase (decrease) in cash	(47,116)	80,489	25,440

Cash, beginning of period	72,556	100	-

Cash, end of period	$25,440	$80,589	$25,440

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim financial statements.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MAY 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended November 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $60,017 incurred through May 31, 2006. The Company has no revenues and limited cash and working capital.  Management has established plans to begin generating revenues and decrease payables. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need all of its current cash reserves to fully implement its business plan. The Company expects to control its cash outflows based upon current funds and funds received.

Development Stage Activities

The Company has been in the development stage since its formation and has not realized any revenue from operations. It will be engaged by various companies, primarily technology-driven companies, for the purpose of translating their various documents from English to Chinese and vice versa.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MAY 31, 2006

trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

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
MAY 31, 2006

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

In December 2004, the Financial Accounting Standards Board issued to Statement of Financial Accounting Standards No. 123 (R), "Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123 (R)"). This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has determined that there was no immediate impact to its financial statements from the adoption of this statement.

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
MAY 31, 2006

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances payable to related parties represent amounts due to the Company's majority shareholder for cash advances and payment of expenses on behalf of the Company. As of November 30, 2005, the Company's majority shareholder had loaned the Company $22,816 and an additional $49 as of February 28, 2006. As of May 31, 2006, the Company has paid off all debt to the majority shareholder in the amount of $22,865.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MAY 31, 2006

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

Our specific goal is to complete the development of our website and assemble a client database. We intend to accomplish the foregoing through the following milestones:

  We intend to acquire the equipment we need to begin operations. As of May 31, 2006, the equipment had not been acquired. We believe that it will cost $1,000 to acquire the equipment. We do not intend to initially hire additional employees. Our sole officer and director will handle our administrative duties.

  We have established our office. Our website was designed by Dan Allison, a website designer. We paid Mr. Allison $900 to design the website. There was no written agreement. The agreement was oral. We were invoiced for the service. The website is newagetranslation.org. We intend to contact technology related businesses including research and development related companies. We plan to attend trade shows that are oriented towards meeting new clients in these fields such as those annually sponsored by the University of North Carolina in Chapel Hill and similar conferences sponsored by the Raleigh Chamber of Commerce. As clients are added and as our customer database expands, we will continue to upgrade the website including testimonials from satisfied clients. We believe it will cost up to $3,000 to develop our client data base. The database is anticipated to be ready within the next 120 to 180 days. Upgrades will be ongoing during the life of our operations. None of the above activities were initiated as of May 31, 2006.

  Our marketing program will include personal selling in conjunction with direct mail and telephone surveys. Our president and CEO John Fahlberg will do personal selling initially. He will introduce our company and its translation features. We plan to obtain a list of potential clients by contacting the Triangle Area Chinese American Association, the Triangle Indus Entrepreneurs, the Council for Entrepreneurial Development and the local Chamber of Commerce. We also intend to contact the three local universities to develop lists of companies that their Chinese students have been in contact with. We may use local media advertising to obtain clients as well. Once we have developed a list, a direct mail campaign will be initiated with a telephone follow-up and personal selling to secure clients. This process will be ongoing during the life of our operations. Once initial clients have been procured, we will initiate further marketing activities including direct mailings. We believe that it will cost a minimum of $3,000 to initiate our marketing campaign and plan to spend up to $18,000 on the marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 60 to 90 days from the establishment of our client data base. As of May 31, 2006, one university has been contacted to begin market research activities.

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

Results of Operations

From Inception on November 22, 2004 to May 31, 2006

Since inception on November 22, 2004, we have not generated any revenues.

Our loss since inception is $60,017 of which $25,338 is for legal fees, $29,642 for accounting fees, and $5,037 for filing fees and general office costs.

Total liabilities of $4,007 were recorded at May 31, 2006. These liabilities were accrued during the period ended May 31, 2006.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of June, 2006.

NEW AGE TRANSLATION, INC.
(Registrant)

BY:	JOHN A. FAHLBERG
John A. Fahlberg
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors.