Form 10QSB
period 2006-08-31
NEW AGE TRANSLATION INC
filed 2006-10-16
CIK 1315320

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

The Registrant is a Shell company. Yes [X]     No [   ]

As of October 16, 2006, the Company has 5,814,000 shares of common stock outstanding.

============================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
BALANCE SHEETS

	August 31,	November 30,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,483	$72,556

TOTAL ASSETS	$16,483	$72,556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$306
Accounts payable - related party	32	22,816
TOTAL LIABILITIES	32	23,122

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized,
$0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 5,814,000 issued and outstanding	58	58
Additional paid-in-capital	81,392	81,392
Accumulated deficit during development stage	(64,999)	(32,016)

TOTAL STOCKHOLDERS' EQUITY	16,451	49,434

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$16,483	$72,556

See accompanying condensed notes to interim financial statements.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Three Months Ended			Nine Months Ended			Period From November 22, 2004 (Inception) to
		August 31,		August 31,	August 31,		August 31,	August 31,
		2006		2005	2006		2005	2006
		(unaudited)		(unaudited)	(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-		$-	$-

EXPENSES
Selling, general and administrative expenses		1,333		-	3,615		1,366	5,469
Professional fees		3,650		2,500	29,368		9,776	59,530
Total Expenses		4,983		2,500	32,983		11,142	64,999

LOSS FROM OPERATIONS		(4,983)		(2,500)	(32,983)		(11,142)	(64,999)

LOSS BEFORE TAXES		(4,983)		(2,500)	(32,983)		(11,142)	(64,999)

INCOME TAX EXPENSE		-		-	-		-	-

NET LOSS		$(4,983)		$(2,500)	$(32,983)		$(11,142)	$(64,999)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$	nil	$	nil	$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		5,814,000		5,000,000	5,814,000		5,478,667

See accompanying condensed notes to interim financial statements.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 22, 2004 (Inception)	-	$-	$-	$-	$-

Common stock issued upon incorporation at
$0.00001 per share for cash	5,000,000	50	-	-	50

Net loss for the period ended November 30, 2004	-	-	-	(15,000)	(15,000)

Balance, November 30, 2004	5,000,000	50	-	(15,000)	(14,950)

Common stock issued for cash at $0.10 per share	814,000	8	81,392	-	81,400

Net loss for the year ended November 30, 2005	-	-	-	(17,016)	(17,016)

Balance, November 30, 2005	5,814,000	58	81,392	(32,016)	49,434

Net loss for nine months ended August 31, 2006	-	-	-	(32,983)	(32,983)

Balance, August 31, 2006 (unaudited)	5,814,000	58	$81,392	$(64,999)	$16,451

See accompanying condensed notes to interim financial statements.

NEW AGE TRANSLATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine Months Ended		Period From November 22, 2004 (Inception) to
	August 31,	August 31,	August 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,983)	$(11,142)	$(64,999)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in accounts payable	(306)	-	-
Net cash provided (used) by operating activities	(33,289)	(11,142)	(64,999)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in related party payables	(22,784)	7,731	32
Proceeds from issuance of common stock	-	81,400	81,450
Net cash provided by financing activities	(22,784)	89,131	81,482

Net increase (decrease) in cash	(56,073)	77,989	16,483

Cash, beginning of period	72,556	100	-

Cash, end of period	$16,483	$78,089	$16,483

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim financial statements.

NEW AGE TRANSLATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended November 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ending August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $64,999 incurred through August 31, 2006. The Company has no revenues and has limited cash and working capital.  Management has established plans to begin generating revenues and decrease payables. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need all of its current cash reserves to fully implement its business plan. The Company expects to control its cash outflows based upon current funds and funds received.

Development Stage Activities

The Company has been in the development stage since its formation and has not realized any revenue from operations. It expects to be engaged by various companies, primarily technology-driven companies, for the purpose of translating their various documents from English to Chinese and vice versa.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the

NEW AGE TRANSLATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2006

servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

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
AUGUST 31, 2006

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
AUGUST 31, 2006

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
AUGUST 31, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances payable to related parties represent amounts due to the Company's majority shareholder for cash advanced and payment of expenses on behalf of the Company. These advances are non-interest bearing, not collateralized, and considered to be due on demand.

During 2006, the Company paid $22,865 in cash to related parties. There is $32 due to related parties as of August 31, 2006.

The Company uses office space of a shareholder and pays no rent. The value of this space is considered immaterial for financial reporting purposes. There is no rental agreement and the Company has no plans to locate to a permanent office in the near future.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Our specific goal is to complete the development of our website and assemble a client database. We intend to accomplish the foregoing through the following milestones:

1.     We have begus operations and plan to acquire equipment to enhance our operations. As of August 31, 2006, the equipment had not been acquired. We believe that it will cost $1,000 to acquire the equipment. We do not intend to initially hire additional employees. Our sole officer and director will handle our administrative duties.

2.     We have established our office. Our website was designed by Dan Allison, a website designer. We paid Mr. Allison $900 to design the website. There was no written agreement. The agreement was oral. We were invoiced for the service. The website is newagetranslation.org. We intend to contact technology related businesses including research and development related companies. We plan to attend trade shows that are oriented towards meeting new clients in these fields such as those annually sponsored by the University of North Carolina in Chapel Hill and similar conferences sponsored by the Raleigh Chamber of Commerce. As clients are added and as our customer database expands, we will continue to upgrade the website including testimonials from satisfied clients. We believe it will cost up to $3,000 to develop our client data base. The database is anticipated to be ready within the next 120 to 180 days. Upgrades will be ongoing during the life of our operations. As of August 31, 2006, thirty three companies have been contacted. Three of those showed initial interest requiring further follow up.

3.     Our marketing program will include personal selling in conjunction with direct mail and telephone surveys. Our president and CEO John Fahlberg will do personal selling initially. He will introduce our company and its translation features. We plan to obtain a list of potential clients by contacting the Triangle Area Chinese American Association, the Triangle Indus Entrepreneurs, the Council for Entrepreneurial Development and the local Chamber of Commerce. We also intend to contact the three local universities to develop lists of companies that their Chinese students have been in contact with. We may use local media advertising to obtain clients as well. Once we have developed a list, a direct mail campaign will be initiated with a telephone follow-up and personal selling to secure clients. This process will be ongoing during the life of our operations. Once initial clients have been procured, we will initiate further marketing activities including direct mailings. We believe that it will cost a minimum of $3,000 to initiate our marketing campaign and plan to spend up to $18,000 on the marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 60 to 90 days from the establishment of our client data base. As of August 31, 2006, one university has been contacted to begin market research activities.

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

As of the date of this report, we have initiated operations, but have not generated any revenues. In November 2004, we issued 5,000,000 shares of common stock to John A. Fahlberg, our sole officer and director, in a private placement, pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. The purchase price per share was $0.00001 per share. Mr. Fahlberg paid us a total amount of 50.00 for his 5,000,000 shares of common stock. This was accounted for as an acquisition of shares.

Results of Operations

From Inception on November 22, 2004 to August 31, 2006

Since inception on November 22, 2004, we have not generated any revenues.

Our loss since inception is $64,999 of which $25,988 is for legal fees, $32,642 for accounting fees, and $6,369 for filing fees and general office costs.

Total liabilities of $32 were recorded at August 31, 2006. These liabilities were accrued during the period ended August 31, 2006.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of October, 2006.

NEW AGE TRANSLATION, INC.
(Registrant)

BY:	JOHN A. FAHLBERG
John A. Fahlberg
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors.