Form 10-K
period 2006-12-31
InfoLogix Inc
filed 2007-03-29
CIK 1315320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 333-125575

INFOLOGIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1983837
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
101 E. County Line Road Hatboro, PA	19040
(Address of principal executive offices)	(Zip code)

(215) 604-0691

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $512,820 based on the closing price as reported on the National Association of Securities Dealers Over-the-Counter Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at March 21, 2007
Common Stock, $.00001 par value per share	23,959,663 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated into the following parts of this Form 10-K:

(1) proxy statement for 2007 Annual Meeting of Stockholders—Part III Items 10, 11, 12, 13 and 14.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING
STATEMENTS AND INDUSTRY DATA

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•       adverse economic conditions;

•       inability to raise sufficient additional capital to operate our business;

•       unexpected costs, lower than expected sales and revenues, and operating deficits;

•       adverse results of any legal proceedings;

•       inability to attract or retain qualified personnel, including sales and marketing, and scientific personnel; and

•       other specific risks that may be referred to in this report, including those under “Risk Factors.”

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, current expectations, forecasts, and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained herein, except as required by federal securities laws. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. We have disclosed important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure you of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We undertake no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See “Risk Factors” for a more detailed discussion of uncertainties and risks that may have an impact on future results.

PART I

Item 1. Business

General

InfoLogix, Inc. is a Delaware corporation that was organized under the laws of the State of Nevada on November 22, 2004 and subsequently merged with and into a corporation organized under the laws of the State of Delaware on November 22, 2006. InfoLogix stock is quoted on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board. On November 29, 2006, InfoLogix Systems Corporation (formed in 2001), a Delaware corporation, merged with and into a wholly owned subsidiary of InfoLogix, Inc. As a result, InfoLogix, Inc. is a holding company for, and conducts substantially all of its operations through, its wholly-owned subsidiary InfoLogix Systems Corporation and its wholly-owned subsidiaries OPT Acquisition LLC and Embedded Technologies, LLC. On November 29, 2006, concurrent with the closing of the merger, InfoLogix, Inc. completed a private placement of 8,500,000 shares of common stock, which provided gross proceeds of $17,000,000. Prior to the merger, InfoLogix, Inc. conducted minimal operations. After the merger, the business of InfoLogix Systems Corporation is now the sole business of InfoLogix, Inc. References throughout this report to “we”, “us”, “our”, “the Company” and “InfoLogix” are references to InfoLogix, Inc. and its wholly-owned direct and indirect subsidiaries unless otherwise indicated.

We provide mobile workforce technology solutions to customers in the healthcare and enterprise sectors in North America. Our business is organized to provide consulting, business software applications, managed services, devices and other hardware products, and wireless communications infrastructure. Our professional services and products include proprietary software and radio frequency identification (RFID) technologies that enhance workflow and customer care using real-time information. We deliver our products and professional services to customers utilizing mobile applications that run on handheld computers, cell phones, tablet computing devices and mobile workstations, and that operate with existing enterprise software solutions.

Mobile workforce technology solutions speed the delivery of critical information throughout organizations allowing better patient care and management in hospitals, more effective customer service in retail settings, increased customer retention across all types of businesses, more efficient use of company assets and enhanced ability to identify new revenue opportunities. The introduction of new technologies and the ubiquity of wireless connectivity have improved the performance of enterprise mobility solutions by allowing organizations to collect, analyze and disseminate information on customers, assets, suppliers and manufacturers quickly and more efficiently than legacy technologies. As recently introduced technologies continue to develop and new ones emerge, we believe companies will continue to invest in enterprise mobility solutions, such as those offered by us. Our enterprise mobility solutions leverage the improved information flow across the enterprise into a competitive advantage by reducing errors, identifying revenue opportunities and proactively managing and monitoring capital equipment and supply chain functions. We believe that with our unique combination of professional services and products, third-party strategic alliances, intellectual property and patent portfolio, our ability to integrate with enterprise software solutions, and our base of over 1,900 customers, we are well positioned in the enterprise mobility solutions marketplace.

We believe the Company is well positioned to capitalize on the growth of the mobile technology market by focusing our business in two business units—Healthcare and Enterprise Mobility:

Healthcare—our healthcare group is focused on hospitals and other acute-care settings where we plan to establish new customers and leverage our relationships with over 1,100 existing customers to introduce our mobile solutions designed to improve workflow and patient care. We have sold over 40,000 mobile work stations in the healthcare market over the past four years, and have therefore established a market leadership position.

Enterprise Mobility—our enterprise mobility group is focused on delivering single source, integrated mobile workforce technology solutions to organizations in several industries. We enable suppliers, manufacturers, distributors, retailers and service providers to transform their operations using our workforce automation solutions to aggressively manage their end-to-end supply chain. We enhance just-in-time manufacturing and production by incorporating real-time information to all participants in the supply chain.

We have designed a unique approach to the mobile and wireless market by combining our experience, industry and technology knowledge, and existing customer installed base that integrates our suite of offerings into a high-value solution. Our offerings include consulting, business software applications, managed services, devices and other hardware products, and wireless communications infrastructure. This strategy allows us multiple entry points into both existing and new customer relationships thereby creating future revenue generating opportunities for both business groups.

Industry Overview

We are positioned at the convergence of the growing enterprise mobility, healthcare information technology and RFID markets. The addressable market opportunity reflects a confluence of market dynamics. According to Venture Development Corporation (VDC) research in September 2005, enterprise mobility solutions are projected to be a $21 billion market by 2008 driven by rapid adoption within industries such as healthcare, manufacturing/distribution and retail for the purposes of streamlining data sharing and communication. Growth in the Hospital Information Systems (HIS) market is being driven by increasing Health Insurance Portability and Accountability Act (HIPAA) and cost pressures. HIS market growth is estimated to grow from $52 billion today to $61 billion by 2009 according to Health Industry Insights research of February 2006. Additionally, the RFID technology industry is also experiencing rapid adoption, with analysts projecting market growth from $2 billion today to $25 billion by 2015 according to Gartner research of November 2005.

Enterprise Mobility Solutions:   Enterprise mobility solutions provide healthcare and other commercial organizations with wireless access to a variety of digital information and resources through handheld and PC-based applications. In particular, these enterprise mobility solutions allow real-time access of information to remote employees, customers, suppliers and partners. Any business that tracks critical assets, from rental cars to construction equipment to hospital beds, or that needs to interact with individuals inside or outside of their organization is a potential client for enterprise mobility solutions.

RFID:   Radio frequency identification technology uses radio frequency to send a signal to a receiver that accurately tracks the location of assets and individuals. Typically, this technology is housed in chips or tags that are placed on products that a company offers, manages or supports. By placing these RFID-based chips or tags on products, an organization is better able to determine the location, time of arrival or identification of a product and better manage its supply chain and inventory.

Hospital Information Systems:   Hospital information systems are those systems that healthcare providers use to monitor or maintain patient records, billing, asset and inventory information, and overall facility management.

Business Units

We operate as two business units, Healthcare and Enterprise Mobility, each sharing sales, operations and administrative support. Each business unit offers mobile workforce technology solutions through the combination of consulting, business software applications, managed mobile services, devices and hardware, and wireless communication infrastructure.

Healthcare

We are a single source, integrated healthcare mobility solutions provider. We have developed a portfolio of healthcare solutions that consist of software, professional services and hardware for point-of-care and point-of-activity. These mobile managed solutions enable our healthcare clients to gain immediate access to up-to-the-minute information spanning their enterprises. The software applications facilitate critical point-of-care intelligence for our healthcare clients, including access to real-time clinical information, medication management solutions and enterprise asset and patient tracking.

Healthcare providers are under constant pressure from patients, Medicare, insurers, regulators and other stakeholders to increase the productivity and utilization of their mobile assets (for example, beds, IV pumps, and sonograms). This has to occur while maximizing the safety and efficacy of the care of their patients and maintaining the integrity and privacy of their medical records. These providers use disparate enterprise and application specific-systems in both their administrative and clinical functions. To be effective, these systems must be able to interface with each other, thereby creating integration challenges and increasing the overall complexity of the information technology infrastructure. Networking technologies continue to evolve and grow, with local, wide-area and personal area networks each having their advantages and disadvantages. In this environment, systems engineers often find they must compromise the architectural integrity of the overall network to accommodate the proliferation of mobile devices requiring access to the network. Finally, in the healthcare setting, interference with sensitive medical equipment (known as telemetry) and security add another layer of complexity to the larger problems of mobile wireless computing.

From a healthcare-specific application perspective (for example, wireless prescription writing and charge capture), to more common messaging capabilities (for example, wireless e-mail and instant messaging), we believe there are many possibilities for improvements to healthcare delivery through the use of mobile and wireless technologies. At the same time, however, the choices, complexity and integration challenges for information systems managers continue to increase. Mobile devices continue to proliferate, with a growing number of personal computing devices, enhanced phones and smart phones entering the market. Architectural issues are an exercise in compromises. Networking technologies continue to evolve and grow, with local, wide-area and personal area networks each having their advantages and disadvantages. Interference with sensitive medical equipment and security are just two of the larger challenges of mobile wireless computing in their environment. To meet these needs and address these challenges, there are a multitude of vendors, new and established, cross-industry and healthcare specific—all vying for a share of the mobile wireless healthcare market.

Mobile healthcare is the use of portable devices in combination with synchronization (i.e., either cradled or wireless) or always-on (i.e., connected wirelessly) technology to bring computing power to the point-of-care or wherever the healthcare professional or patient needs it. Mobile devices include enhanced phones/smart phones, personal digital assistants (PDA), clamshell devices (i.e., pen), tablet notebooks and laptops. Wireless technology includes wireless local-area networks (WLAN), wireless wide-area networks (WWAN) and wireless personal-area networks (WPAN). Although healthcare is still in the early stages of adoption of mobile wireless technology when compared to other industries and users (for example, package delivery companies, utilities workers, warehousing and the rental car industry), it is already becoming clear that the rollout and management of these capabilities will offer significant challenges. This provides significant opportunities for consulting and directing companies’ mobile computing implementations.

Our point-of-care clinical solutions enable clinicians to focus more on the important patient care tasks at hand and less on documentation. Access to electronic documentation at the bedside also streamlines the care process and assists physicians and nurses in making better patient care decisions. Critical patient data, such as identification and confirmation of drug allergies and interactions, primary and secondary diagnoses, laboratory results and vital signs, is literally at the clinician’s fingertips. Additionally, vital signs and other clinical data can be recorded electronically through interfaces to patient monitors, further streamlining the documentation process. Communication between caregivers is enhanced since patient data is available in real-time to caregivers with access to the system. Recent technology advances mean clinicians have broader access to patient information.

We provide integrated products and professional services to the healthcare sector, including hospitals and long term care facilities. Our integrated products and professional services are designed to help hospitals and clinicians reduce medical errors, improve workflow, enhance efficiency, reduce costs and build stronger patient relationships. We believe that our products can reduce hospital errors and thereby can reduce healthcare costs and potentially save lives. The following describes our integrated healthcare mobility solutions:

Mobile Point-of-Care Workstations

Our point-of-care workstations with RFID and barcode technologies automate the interaction between nurse and patient at bedside for capturing clinical information as well as for administering medications and other treatments. We believe that our point-of-care applications will help prevent inappropriate drug administration which could lead to adverse drug effects and deaths from medication errors. We have been selling this product line since 2002, and currently have over 40,000 units deployed across the healthcare market. Our point-of-care product line represented over 40% of our total revenue in 2006.

We develop and manufacture ergonomic wireless mobile point-of-care solutions for the healthcare industry. Our mobile point-of-care workstations provide the basis for hardware and software solutions that create a portal or gateway into a healthcare provider’s front-end and back-end clinical data information technology systems. The mobile point-of-care workstation can be configured to address the full continuum of a client’s mobile computing needs. Clients are provided the option to mount small form-factor PCs, liquid crystal display flat panel monitors, laptop computers, tablet PCs, proprietary power solutions, medical-grade keyboards, bar-code data collection devices and other mobility-enabled equipment, on our mobile point-of-care workstations. As a result, nurses, doctors, specialists and other clinicians can gain ready access to HIPAA compliant, up-to-the-minute patient data at the point-of-care.

Our mobile point-of-care workstation models include:

•       Medication Mobile Point-of-Care Workstation. The medication mobile point-of-care workstation is a mobile technology platform that optimizes hospital medication administration. This automated point-of-care medication administration system, which features eight medication drawers, is designed to reduce medication errors and associated complications. Nurses scan the bar-coded medication to confirm the right dose of medication and the patient’s bar-coded wristband to ensure that the correct patient is receiving the appropriate dose of medication at the right time. The medication mobile point-of-care workstations operate in conjunction with a hospital pharmacy’s information technology systems.

•       Dual Monitor Picture Archival and Communications System (PACS) Display Mobile Point-of-Care Workstation. The Dual Monitor PACS mobile point-of-care workstation is designed to eliminate the cost and disruption of remodeling an operating room when deploying PACS workstations. The mobile point-of-care workstation allows for liquid crystal display monitors to be mounted side-by-side on a mobile platform.

Software

We have dedicated significant resources and capital to developing, acquiring and partnering with leading software firms to deliver a full range of healthcare software applications, including patient bed management, hospital asset tracking, e-Learning and computer security. These software applications are designed to facilitate and fully integrate point-of-care mobility solutions for our customers. Our proprietary software applications include the following:

•       HealthTrax Wireless Tracking Software. HealthTrax Wireless Tracking software is designed to help hospitals identify the location of hospital assets and patients. The HealthTrax solution includes RFID tags that are compatible with all hospital wireless network infrastructures and provide real-time asset and patient monitoring information leading to increased productivity and patient safety. We developed the HealthTrax solution by integrating MobileView’s location engine software with our own proprietary software. HealthTrax is intended to aid hospital administrators by:

•       improving clinical workflow by ensuring the right people and equipment are in the right location on a timely basis;

•       minimizing theft or loss of expensive assets through timely tracking;

•       avoiding costly “quick fixes,” such as leasing or buying additional equipment;

•       establishing choke-points that trigger automatic alerts when equipment is moved somewhere that it does not belong; and

•       ensuring staff can pinpoint the location of any patient requiring immediate medication or medical attention.

•       BedCentral Software. Effective hospital bed management is key to serving patients, reducing administrative costs, increasing patient flow efficiency and increasing hospital revenue. Without reliable, real-time information regarding bed status, hospitals can encounter an array of problems that result in underutilized resources, patient inconvenience and a significant loss of revenue. Our BedCentral application is an interactive patient bed management software system that assists hospitals to monitor bed status and improve communications thereby increasing bed availability and decrease patient wait times. BedCentral provides more than thirty customizable productivity and efficiency reports for improved information analysis designed to (i) schedule, reserve or request patient bed assignments, (ii) assign and transfer patients, (iii) reduce or eliminate dependency on telephone calls to communicate patient and bed requirements, (iv) reduce/eliminate paper processes and (v) provide clinicians with accurate and on-demand reports and automatic alerts via hand-held devices. The purpose of BedCentral is to help hospitals:

•       obtain a holistic, up-to-the-minute view of hospital bed status to help reduce administrative costs and increase revenue through more effective and proactive bed management;

•       gain faster access to reliable data needed to identify and resolve potential problems in a timely manner while preventing duplicate data;

•       place clinical staff where they are needed most by having an accurate assessment of available hospital beds;

•       better manage patient traffic, thereby increasing patient satisfaction and admissions through more efficient management; and

•       reduce food waste using a dietary module that prevents dispatch of meals to empty beds.

BedCentral was developed beginning in 2006 for deployment throughout a major Houston, Texas-based hospital system and is now pilot testing in two additional hospital systems.

e-Learning

We offer e-Learning solutions through an extensive library of interactive and dynamic courses regarding HIPAA and other regulatory issues, and modules customized for a client’s specific processes and procedures. In addition to healthcare training, we provide customized on-location training for our enterprise mobile customers. Whether used for an organization-wide implementation of a new technology or a department-wide procedural review, we believe that our e-Learning solutions address numerous challenges faced by healthcare providers and commercial users, including:

•       complex logistics of training a large number of people effectively on a strict timetable;

•       minimizing training time spent by staff which results in more time available for patient and customer interaction;

•       developing, supporting and retaining a knowledgeable and skilled staff;

•       providing trainees with diverse levels of education, styles of learning and familiarity with technology;

•       delivering a consistent, unified training message, communicating standard procedures and policies; and

•       educating employees hired after training events.

Unlike traditional classroom training, our e-Learning solutions enable standardized and customized training solutions to be efficiently delivered to large numbers of employees both on their schedules and directly at the point-of-access, typically by our mobile point-of-activity or mobile point-of-care workstations. Training methods include interactive tutorials, on-line knowledge assessments, wide area classroom methods and instruction services. Delivery options include media such as video, CD-ROM, video conferencing, web delivery, internet, audio-desktop conferences, paper-based materials, and stand-up instruction.

Training modules developed and implemented to date include HIPAA privacy and security training, clinical application training templates (Siemens AG Medication Administration Checker training, McKesson Corporation’s Horizon Expert Documentation clinical documentation training and Medical Information Technology, Inc.’s nursing training) and an assessment and certification module, designed to test, certify, provide feedback, and report on clinical courseware retention. We have several other e-Learning software modules currently under development.

Healthcare Financing Practices

We occasionally depend upon our senior lender to issue letters of credit to the benefit of our suppliers and vendors in order to reduce the credit risk that such suppliers and vendors may incur as a result of large purchase orders we may place from time to time. Our senior lender charges us approximately .375% for each 90 day period of the face value of a documentary letter of credit and 2.875% per annum of the face value of a standby letter of credit. The letters of credit are terminated upon the payment in full of the supplier or vendor invoice. We use this form of credit enhancement on the resale of mobile and wireless hardware and related equipment.

Enterprise Mobility

We are a single source, integrated enterprise mobility solutions provider to commercial enterprises across several industries. Our supply chain solutions enable suppliers, manufacturers, distributors, retailers and service providers to transform their operations using mobile computing solutions by having the tools to aggressively manage their end-to-end supply chain. We are enhancing just-in-time manufacturing and production by incorporating real-time information to all participants in the supply chain.

While the commercial market is further along than the healthcare market in its adoption of mobile enterprise solutions it is still a growing market. Nevertheless, our commercial customers continue to search for ways to further optimize supply chain management requirements. Mobile computing solutions positively impact companies by reducing costs in their procurement functions and in inventory management. Logistics organizations/departments are expected to see continued pressures to reduce inventories as well as warehouse and transportation costs. We believe the application of technology will further reduce costs in three major areas: network optimization, selected outsourcing and enhanced supplier integration. These improvements will drive the trend towards lean, mostly external logistics functions utilizing efficient, optimized networks, supported by technology which enables “virtual inventories” that blur the line between customer-owned and supplier-owned materials.

The use of mobile technology to quickly move and track products helps our customers save time, increase productivity, and enhance the flow of information between our customers’ handheld devices at the point of transaction and their core business systems. We design our enterprise mobility solutions so that our customers can respond quickly to their customers’ demands, increase inventory turns, improve line-level accuracy and simplify compliance with regulatory requirements, as well as easily share supply information with customers and vendors. Our enterprise mobility solutions offer advanced data capture, mobile computing, wireless local area networks, route delivery and management software with the intent to speed the transfer of data and optimize the complete corporate operations of our customers. This leads to faster and improved decision making. In addition to our mobile point-of-activity and mobile point-of-care workstations, wall-desks, mobile point-of-sale devices and vehicle-mounted workstations, we integrate a broad portfolio of point-of-activity hardware products designed for use in the commercial market, including laptops and tablet PCs, bar-code data collection devices, computer keyboards, form-factor PCs, handheld devices, proprietary power solutions, wearable computers and wireless infrastructure devices.

Functional Applications

Our commercial solutions address critical functional applications including:

•       Distribution.   Distribution logistics relies on analyzing real-time information as it relates to product quantities, product movement and location throughout the supply chain. Examples of distribution enterprise mobility solutions provided by us include wireless handheld computers used to scan products upon warehouse arrival and exit and wearable PCs used to permit warehouse operators to perform a multitude of tasks (such as physical inventory counts) in a hands-free environment.

•       Manufacturing.   Manufacturing logistics relies on accessing up-to-the-minute information as it relates to materials and parts inventory pipelines to enable just-in-time manufacturing processes. An example of an enterprise manufacturing solution includes mobile, rugged, computing solutions used to capture information on the warehouse floor and integrate that information into databases via wireless connectivity devices, thus facilitating improved financial management, inventory control and tracking of customer orders.

•       Retail.   Retail applications rely on accessing information at the point-of-sale and ensuring automatic replenishment of inventories. In addition, enterprise mobility solutions are used by retail clients to accurately produce and capture shelf labels for in-store marketing and plannograms. Examples of retail enterprise mobility solutions include wireless point-of-sale devices used by client customers to securely complete financial transactions at a single location via a credit or debit card and bar-code scanning devices used to enable client employees to quickly and efficiently perform physical inventories.

•       Transportation and Field Services.   Transportation and field services logistics rely on effectively planning, scheduling and managing goods according to pre-determined delivery expectations. Examples of transportation and field services enterprise mobility solutions include vehicle-mounted systems used to capture and transmit real-time information on driver performance, routes taken and hours worked and handheld computers to allow client employees to receive pick-up and delivery schedules at the beginning and throughout a work shift.

Automation of Commercial Processes

Our integrated commercial mobility solutions allow our customers to automate many of the essential steps in their manufacturing, production, delivery and other processes that are critical to the success of their businesses.

We believe that we combine the latest information technology with extensive knowledge of warehousing, manufacturing, distribution and field-based operations. We also have vertical market specialists in areas including automotive, healthcare, retail and government. This industry specific expertise ensures the best solution for each customer’s business. Our customers include Fortune 500 companies, including Kraft, Dell, UPS, McDonalds, Subaru, Barnes & Noble, and National Rental Car, as well as, small to medium-sized manufacturing, service and distribution companies.

We believe that we provide the experience, expertise and resources to maximize productivity, efficiency and accuracy from off-the-shelf bar code data collection products to complete turnkey solutions including software, hardware, project management, training, installation, testing, documentation and support.

Products and Services

•       Route Delivery System.   Our route delivery system is a complete mobile route delivery and transportation software solution which allows our customers to mobilize their delivery workforce. It incorporates optimized scheduling, route building, picking, loading and route delivery processes to close the loop on inventory management and control. This can be delivered as an entire solution, or implemented in modules. It integrates functions such as mobile GPS/Mapping and signature capture for proof of delivery. It also allows our customers’ drivers to transmit and receive data on the road and thereby provide their customers with accurate deliveries and correct, timely information on out-of-stock or promotional items while maintaining accurate on-truck inventory.

The real-time capabilities in our route delivery system ensure that key stakeholders of our customers have visibility into inventory and order information. Furthermore, optimized inventory processes ensure accurate customer orders are delivered on time. These inventory and order efficiencies drive cost containment and cost reduction throughout the supply chain by reducing and, in some cases, eliminating redundancies, unnecessary routes, picking and loading inaccuracies, shrinkage and driver mistakes.

Real-time visibility of enterprise information is necessary for gaining and maintaining operating efficiencies, and is another reason organizations are looking to wireless mobile technologies. Our route delivery system is web-enabled, which allows for the real-time flow of information from drivers and trucks to the back office. This enhanced visibility provides decision makers access to critical enterprise and supply chain data, including order pick lists, schedules, truck routes, delivery status and discrepancies.

•       RFID Solutions for Vehicle Tracking and Fleet Management.   Our RFID vehicle tracking solution is intended to assist companies in managing their distribution process. We believe that these solutions are particularly useful in the construction and transportation industries to help our customers track vehicle movement through various pickup or loading locations. The system collects information on the truck, project assignment, and weight for each load by RFID tag readers throughout plant locations. Utilizing an RFID vehicle tracking solution, it is possible for our customers to replace manual reporting of departure and arrival times, weight, and other data gathered at the destination or site locations with automation. Similarly, our RFID solutions allow fleet managers to monitor and track their vehicles, which should provide the following benefits:

•        increased productivity and reduced costs;

•        improved asset utilization and management by real-time equipment availability and shipment arrival information;

•        increased customer satisfaction;

•        faster vehicle entry, exit and authorization for fueling or maintenance; and

•        increased security via continuous, automatic monitoring and tracking.

•       RFID Solutions for Warehousing Logistics.   The use of RFID solutions in warehousing logistics impacts everyone working for manufacturing companies, from the forklift operator to the head of logistics. We believe that it improves warehouse and distribution center efficiency, saves time in deliveries, increases productivity and reduces human error. We also believe that it allows for cost savings in out-of-stock supply chain reductions, helps to prevent counterfeit issues and theft, and assists companies in obtaining key information on customers and their activities. The combination of RFID hardware with a unique electronic product code transforms the supply chain and enables manufacturers to associate specific information with each RFID tagged object.

•       Supply Chain and Logistics Products.   Expertise in systems architecture and infrastructure are still vital elements in selecting new applications and vendors, especially for complex supply-chain systems solutions. Organizations demand that the implementation of new software will not disrupt production or shipping. We provide complete packages of mobile wireless solutions to facilitate supply chain management. We offer a wide variety of barcode readers ranging from simple keyboard wedge bar code scanners to advanced radio frequency terminals. Our core business focuses on helping clients to optimize their accessibility to information through wireless mobile computing technology. We believe that the benefits from our supply chain and logistics products are:

•        higher productivity with real-time inventory visibility across the supply chain;

•        improved fill rates and decreased overall logistics costs;

•        reduced order cycle times with collaboration support with suppliers;

•        reduced labor costs by eliminating inefficient inventory movements;

•        improved efficiencies with paperless execution of supply chain processes;

•        improved throughput and use of facility space;

•        reduced administrative and data entry costs with automated data acquisition;

•        improved picking and put-away productivity;

•        reduced inventory carrying and holding costs; and

•        improved customer service by eliminating picking and shipping errors.

•       Services for Retailers.   We provide mobile point-of-sale systems, retail inventory management systems, solutions and technology. Wireless data collection solutions link our customers’ enterprise resource planning systems to their retail floors using advanced automated barcode and RFID wireless data capture terminals and printers thus providing enhanced inventory management.

We work with some of the world’s largest retailers across a wide application set spanning from the loading dock to the retail floor. With operations and facilities across North America and Europe, these clients have the resources needed to deploy a multi-site, multi-national solution. We also have experience within the retail inventory management environment, working with a diverse group of retail customers including mass merchandisers, department stores, specialty goods, and others. Our retail application suite includes mobile point-of-sale, stock auditing, inventory management, proof of delivery, and supply chain management.

•       Mobile Point-of-Activity Workstations.   Our mobile point-of-activity workstations are designed to deliver productivity gains from efficient employee interaction, improved data collection accuracy and dissemination, and increased client employee and client customer satisfaction. Our mobile point-of-activity workstations are constructed of durable materials to withstand occupational abuses. The mobile point-of-activity workstations feature small, sturdy bases, secure wheels and durable handles to provide smooth operation and a spacious desk-top work area. The workstations are highly versatile, supporting unique combinations of laptops and tablet personal computers, proprietary power solutions, bar-code data collection devices and other peripheral hardware solutions. Our mobile point-of-activity workstations typically include mounted printer technologies.

•       Mobile Point-of-Sale Devices.   Our MPT400 is a point-of-sale solution that offers retail and field service clients a complete wireless transaction platform in a mobile hand-held device. The MPT400 is specifically designed for clients employing a mobile workforce who need to manage inventory, conduct surveys, track assets and collect payments. Offering technologically-advanced feature sets, the MPT400 delivers integrated radio systems, as well as a built-in one-dimensional or two-dimensional bar-code data collection device, a thermal printer, a magstripe reader, directional/numeric keypad and a color touch screen.

•       Vehicle-mounted Workstations.   Vehicle-mounted computers are designed for use in the most rugged environments where they are mounted to warehouse and manufacturing equipment and vehicles (such as forklifts).

•       Other products.   Our mobility solutions for commercial enterprises also include bar-code data collection devices, form-factor PCs, secure wireless networks, handheld devices, tablet PCs, mobile wireless bar-code and label printers, vehicle-mounted computers, wearable computers, wireless connectivity and interconnectivity devices, and proprietary power solutions.

Commercial Financing Practices

Only our healthcare business requires us to depend on our senior secured asset-based line of credit and cash balances to fund the sales and related costs associated with our operations. We generally do not depend on third-party credit enhancement programs in this business unit.

Sales and Marketing

We employ direct and indirect selling models. The sales organization is primarily geographically based across our Healthcare and Enterprise Mobility Solutions businesses. We currently employ 20 direct sales representatives located in the United States. Our sales organization manages our customers and prospects using a variety of methodologies and information technology-based tools. We have created a proprietary sales force automation system that helps our management and sales/marketing representatives manage the sales process efficiently, while providing direct integration into their email communication system.

We sell and market our technology solutions through a network of strategic alliances. To date, we have partnered with over twenty leading third-party providers including Cisco, Dell, Intermec, Alien and Zebra Technologies. These relationships are synergistic: we refer business to partners from our existing customers and, in exchange, we receive preferential pricing and referrals from these partners. We market our products, solutions, and professional services through a variety of methods including: direct selling, inside sales, industry trade shows and professional conferences, public relations and targeted marketing campaigns, our corporate website (www.InfoLogixsys.com), search engine optimization and marketing, and channel partner programs.

Patents and Proprietary Technology

We file patent applications to protect technology, innovations and improvements that we consider important to the development of our business. Throughout our history, we have proactively invested in and acquired intellectual property assets. We continue to partner and invest to develop, capture and deliver unique, high-quality, differentiated and cost-effective mobile workforce technology solutions for our customers. We have 14 issued patents in the U.S. related to wearable computers, and 5 patent applications pending with the U.S. Patent and Trademark Office related to a proprietary power solution specifically designed for mobile workstations, a system and method for live interactive distance learning, and related mobile wireless computer systems. The patents for which we have received a final issuance have remaining legal lives that vary from 5 to 11 years.

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our employees, consultants, customers, business partners, and other third parties. As a condition of employment, we require that all full-time and part-time employees enter into an inventor assignment and non-disclosure agreement.

We intend to continue to broaden the scope of our intellectual property portfolio, which we consider critical to our future product development.

If we are unable to protect our patents and proprietary rights, our reputation and competitiveness in the marketplace could be materially damaged. Litigation may therefore be necessary in order to enforce any patents that we now hold, that are issued to us, or that we acquire in the future.

Customers

We have delivered enterprise mobility solutions to over 1,900 customers in North America. The following are examples of the enterprise mobility solutions that we have delivered in the healthcare and commercial markets:

•       Regional 650-bed hospital.   Our healthcare solutions group designed and implemented a complete wireless mobility solution for the hospital to capture patient-level clinical information and support medication administration at the point of care. The wireless solution has now expanded our opportunity to address other mobile applications such as HealthTrax Wireless Tracking, Computerized Physician Order Entry using handheld PDA’s and Mobile Voice over IP Phones. All of the mobile solutions were deployed using our e-Learning education technologies.

•       A Fortune 1000 company that is one of the leading car rental firms with over 800 locations in the United States and Canada.   Our commercial solutions group designed and implemented wireless and mobile car return and counter system. We have installed 450 corporate rental locations for returns utilizing wireless and handheld devices managing approximately 165,000 vehicles nationwide. We are now deploying our proprietary point of sale counter system for check in and reservation services. We have been contracted to provide Mobile Managed Support Services for each location, which include our e-Learning, installation, and customer care portal for asset tracking and management.

As a percentage of total revenue, our five largest customers accounted for, in the aggregate, approximately 28%, 42% and 28% of our revenue for the fiscal years ended December 31, 2006, 2005 and

2004, respectively. For the year ended December 31, 2006, one customer represented 13% of our revenue. In the year ended December 31, 2005, 25% of our revenue was generated from two customers. In the year ended December 31, 2004, one customer represented 12% of our revenue. Management does not believe that the loss of any single customer will have a material adverse effect on our business or results of operations.

Competition

We operate in a fragmented marketplace, competing with a variety of participants in the wireless mobility market including companies that design systems, provide hardware and software applications, integrate software and hardware applications, provide consulting services and offer management and maintenance services. Our primary competition comes from regional and local firms that are similar to us in terms of revenue and numbers of employees.

We sell and support mobile point-of-care workstations with over 40,000 of our units currently in use in the U.S. healthcare market. In this business, we compete with a variety of companies, including furniture and fixture distributors and several nationally known mobile cart manufacturers and distributors. The larger competitors include Stinger Medical (in business for ten years and the first company to provide mobile carts to the healthcare industry), Flo (the holder of several patents on mobile computing), Ergotron, Rubbermaid, NAware, Lionville, Howard Computer, Artomick and Enovate IT.

In the healthcare market, we also compete with device manufacturers, service providers and software platform companies that offer unique, specialty use products. For example, Palm and Dictaphone compete for market share in the sales of devices to physicians and other providers, Microsoft and Intel are positioning for wireless IP platform adoption, while companies like MedQuist and Scribe vie for customers of specialty use software applications and services. While we maintain our focus on enterprise mobility solutions, we will encounter these companies in the marketplace selling against us for a portion of the work-flow and voice-over-IP solution sets.

We encounter the very large consulting firms such as IBM Global Services, Accenture, Deloitte Consulting, EDS, CSC, First Consulting, and Affiliated Computer Services in both our commercial and healthcare groups. Many of these national and international consulting firms focus on design and architecture of wireless networks, and work-flow or process improvement. We believe there are also many small, local and regional consulting firms offering services similar to the larger firms, as well as site-surveys, infrastructure support and information technology outsourcing. Each of these participants will continue to compete with us for our core services around enterprise mobility solutions and mobile managed services.

We compete with handheld mobile computer products companies in our supply-chain solutions business, including Symbol/Motorola, Intermec, LXE and other makers of tablet computers such as Dell, HP, Sony and Fujitsu. Symbol/Motorola  is a global leader in mobile data management systems and services with innovative customer solutions based on wireless local area networking for voice and data, application-specific mobile computing and bar-code data capture.

We also compete with a smaller group of companies that are more solutions oriented, but that are clearly in the sectors in which we operate including healthcare, transportation, manufacturing, distribution and retail. These companies include Wavelink Corporation, Ennovative, Inc., and OAT (a recognized RFID framework provider). This group of companies competes for business that delivers software and solutions to empower businesses to achieve competitive advantage from the use of RFID. Solution sets include data and content management, materials management, e-commerce, e-Learning, custom application and web interface development, and infrastructure management.

In addition to the foregoing, there are hundreds of firms that operate in a variety of vertical-specific or technology-centric groupings. Due to the increasing level of market activity related to these two general areas, an increasing number of companies are claiming capabilities.

When evaluating our competitive landscape, we consider:

•       The large number of RFID and mobile wireless hardware solution providers. Many firms attempt to differentiate their services by promoting “solution” integration capabilities. The larger enterprises understand the value add elements of software integration (either proprietary or 3rd party integration) as well as service capabilities to integrate and manage.

•       A growing number of private companies are establishing meaningful market presence by leveraging software integration and solution management capabilities.

•       Cross industry penetration seems to be a constant theme for many companies; however, industry specialization is viewed as an important differentiator.

Product Development

To ensure our ability to identify and develop new technologies and applications for our mobile workforce technology solution platforms, we have organized a software and technology engineering group to provide identification, design, programming, testing, quality assurance and implementation support. We have experienced managers and engineering staff that provide the necessary expertise required to position us for future growth in our business.

Manufacturing

We engage contract manufacturers to produce our mobile point-of-care and point-of-activity workstations. We currently do not have a long-term contract with the company providing us with the majority of these products. Most of the manufactured products are shipped directly from the manufacturing facility to our customer site. Our employees provide on-site customized assembly and installation, upon request of our customers.

Employees

As of December 31, 2006, we had 81 employees of which 24 were in sales and marketing, 26 were in software engineering, quality assurance, and field services, 17 were in operations and customer support, and 14 were in finance, executive and administrative capacities. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

In addition to full-time employees, we utilize the services of various independent contractors, primarily for certain product development and foreign sales, marketing and administrative activity.

Available Information

All periodic and current reports, registration statements, and other filings that we are required to file with the Securities and Exchange Commission (SEC), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities  Exchange Act of 1934, as amended, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 450 Fifth Street N.W., Washington, DC 20549 (1-800-SEC-0330) or through our website at http://www.infologixsys.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to:  Investor Relations, InfoLogix, Inc., 101 E. County Line Road, Suite 210, Hatboro, Pennsylvania, 19040.

Our website address is included in this report for information purposes only. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

The following corporate governance documents are available free of charge on the Company’s website: the charters of our Audit, Compensation and Nominating and Corporate Governance Committees, our Statement on Corporate Governance and our Code of Conduct. Copies of these corporate governance documents also may be obtained by any shareholder, free of charge, upon written request to: Corporate Secretary, InfoLogix, Inc., 101 E. County Line Road, Suite 210, Hatboro, Pennsylvania, 19040. We also will post on our website any amendments to or waivers of our Code of Conduct that relate to our directors and executive officers.

Item 1A. Risk Factors

An investment in our common stock involves a number of risks. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and other reports we have filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks are realized, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Relating to our Business and Industry

We are an early-stage company with a limited operating history, which limits the information available to you to evaluate our business.

InfoLogix Systems Corporation was formed in 2001. There is limited operating and financial information to evaluate our historical performance and our future prospects. We face the risks and difficulties of an early-stage company including the uncertainties of competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks or that our efforts will generate significant revenue or achieve future profitability. The failure to do so would have an adverse effect on our business, financial condition and operating results.

We have incurred losses in the past and our ability to operate profitability in the future is uncertain.

For the year ended December 31, 2006 we generated revenues of $60.8 million and incurred net losses of $1.9 million. We have incurred net losses in two out of the last five fiscal years and we may incur additional losses in the future. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our business and revenues grow more slowly than we anticipate, our operating expenses exceed our expectations, we are unable to sell our products and services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

We may need additional financing to fund our operations and finance our growth, but we may be unable to obtain financing on terms acceptable to us.

Although we believe that the net proceeds from our recently conducted private placement, our credit facilities and our anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months, we may be required to raise additional capital through either equity or debt financing to fund our operations and to implement our current or future strategies including strategic acquisitions. Factors that could increase our need to seek additional financing include decreased demand and market acceptance for our products, the inability to successfully develop our next-generation products, competitive pressures resulting in lower pricing, acquisition opportunities, and new product offerings by our competitors. In addition, when our existing credit facilities expire, we may need to obtain replacement debt financing. There can be no assurance that additional or replacement debt financing will be available to us on commercially reasonable terms or at all. If we incur additional debt, our interest expense would increase. If we raise capital through the sale of equity securities, the percentage ownership of our existing stockholders would be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our common stock. If we are unable to obtain additional or replacement financing, our ability to fund our operations and meet our plans for expansion would be adversely affected.

Our sales and profitability may be affected by changes in economic, business or industry conditions.

If the economic climate in the U.S. or abroad deteriorates, customers or potential customers could reduce or delay their technology investments. Reduced or delayed technology investments could decrease our sales and profitability. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and professional services. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors which could affect our business, including:

•       the introduction and market acceptance of new technologies, products and services;

•       new competitors and new forms of competition;

•       the size and timing of customer orders;

•       the size and timing of capital expenditures by our customers;

•       adverse changes in the credit quality of our customers and suppliers;

•       changes in the pricing policies of, or the introduction of, new products and services by us or our competitors;

•       changes in the terms of our contracts with our customers or suppliers;

•       the availability of products from our suppliers; and

•       variations in product costs and the mix of products sold.

These trends and factors could adversely affect our business, profitability and financial condition and diminish our ability to achieve our strategic objectives.

Increasing our profitability is necessary to achieve our strategic objectives.

The industries in which our Healthcare and Enterprise Mobility businesses compete are highly competitive. To meet our growth objectives, we believe that we need to add and increasingly emphasize higher-value, proprietary solutions, including software applications and professional services.

There can be no assurance that we will effectively deploy our initiatives or be successful in obtaining customer acceptance of our current and anticipated higher margin products or developing new products and solutions with higher margins, and if we do not, we would not meet our strategic objectives. Also, if the RFID market or other markets in which we are investing do not grow, we may be unable to achieve the projected margins for these products and solutions.

In addition, the implementation of our strategic initiatives to improve profitability may have the unintended effect of straining our operations, increasing operating expenses, and adversely affecting our profitability. The difficulties associated with implementing these initiatives may place a significant burden on our management and our operational and financial resources. If we fail to successfully implement these initiatives or encounter unexpected difficulties during the implementation, our business could be harmed.

We have limited experience in acquiring other businesses and cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

We may, from time to time, consider investments in complementary companies, products or technologies. In the event of any future acquisitions, we could:

•       issue stock that would dilute our current stockholders’ percentage ownership;

•       incur debt;

•       assume liabilities of the acquired business;

•       incur expenses related to the impairment of goodwill; or

•       incur large and immediate write-offs.

Our operation of any acquired business will also involve numerous risks, including:

•       problems combining the acquired operations, technologies or products;

•       unanticipated costs;

•       diversion of management’s time and attention from our core business;

•       adverse effects on existing business relationships with suppliers and customers;

•       risks associated with entering markets in which we have no or limited prior experience; and

•       potential loss of key employees, particularly those of acquired companies.

We have previously acquired the business and assets of other companies, but we cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future. Any failure to do so could have a material adverse effect on our financial condition and results of operations.

We are dependent on our key industry relationships.

We maintain important relationships with hardware and software technology leaders, including AeroScout, Dell, Fujitsu, Futura Services, Intermec, JACO, Medical Information Technology, Oracle, Power Up, Siemens and Symbol/Motorola. These strategic relationships are more than a traditional supplier relationship and represent an important lead referral service and sales channel for us.

If our partners do not perform adequately, we could experience delays in the development of our products, which could adversely impact our business.

There can be no assurance that we will continue to be successful in maintaining our relationships with our partners or that we could find adequate replacements. The loss of any of our partners could result in the temporary or permanent cessation of a group of products or solutions and result in the loss of a portion of our existing or anticipated customer base.

We depend on third-party component suppliers and contract manufacturers to manufacture our products. If these third parties experience any delay, disruption or quality control problems in their operations, or cease manufacturing our products, we could lose market share and revenues, and our reputation may be harmed.

A substantial portion of our products are manufactured, assembled, tested and packaged by contract manufacturers. We rely on several component suppliers and contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer and if we were to lose the services of this manufacturer, finding a suitable replacement could prove particularly difficult. We do not have any long-term contracts with any of these third party component suppliers and contract manufacturers. Product pricing is generally negotiated on an order-by-order basis. If our component suppliers and contract manufacturers encounter financial or other business difficulties, if their strategic objectives change, or if they perceive us to no longer be an attractive customer, they may cease to manufacture our products and our business could be harmed.

The loss of the services of any of our primary contract manufacturers or a material change in terms could cause a significant disruption in operations and delays in product shipments and adversely impact cash flow. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

Our reliance on third-party component suppliers and contract manufacturers also exposes us to the following risks over which we have limited control:

•       inability to procure key required components for our finished products to meet our customer’s demand;

•       unexpected increases in manufacturing and repair costs;

•       unexpected reductions in payment terms;

•       interruptions in shipments if one of our manufacturers is unable to complete production;

•       inability to control the quality of finished products;

•       inability to control delivery schedules;

•       inability to obtain favorable pricing;

•       unpredictability of manufacturing yields; and

•       potential lack of adequate capacity to manufacture all or a part of the products we require.

If we are unable to provide our third-party component suppliers and contract manufacturers with an accurate forecast of our component and material requirements, we may experience delays in the manufacturing of our products and the costs of our products may increase.

We provide our third-party component suppliers and contract manufacturers with forecasts of our demand that they use to determine their material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components require substantial lead times. If our forecasts are less than our actual requirements, our contract manufacturers may be unable to manufacture enough products in a timely manner. If our forecasts are too high, our component suppliers and contract manufacturers may be unable to use the components they have purchased. Therefore, our cost of producing products may be higher than that of our competitors, due to an over-supply of higher-priced components. Moreover, if they are unable to use certain components, we may be required to reimburse them for any losses they incur.

In many circumstances, we rely upon third parties for technology that is critical to our products, and if we are unable to continue to license this technology and future technology our ability to offer competitive products could be harmed and our costs of production could increase.

In many circumstances, we obtain non-exclusive software license rights to technologies from third parties that are incorporated into and necessary for the operation and functionality of our products. Because the intellectual property we license is available from third parties, barriers to entry for our competitors may be lower than if we owned exclusive rights to the technology we license and use. On the other hand, if a competitor enters into an exclusive arrangement with any of our third-party technology providers, our ability to develop and sell products containing that technology could be severely limited. Our licenses often require royalty payments or other consideration to third parties. Our success will depend in part on our continued ability to have access to these technologies on commercially reasonable terms. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This could limit and delay our ability to offer competitive products and increase our costs of production. As a result, our profitability, and market share could be harmed.

Our industry is highly competitive, and competitive pressures from existing and new companies may have a materially adverse effect on our business, revenues, growth rates and market share.

Our industry is highly competitive and is influenced by the following:

•       advances in technology;

•       introduction of new products and services;

•       evolving industry standards;

•       product improvements;

•       rapidly changing customer needs;

•       intellectual property invention and protection;

•       marketing and distribution capabilities;

•       competition from highly capitalized companies;

•       entrance of new competitors;

•       customer budget pressure on information technology spending; and

•       price competition.

If we do not keep pace with product and technology advances, our products and services could be rendered obsolete, which would have a material adverse effect on our competitive position, revenues and prospects for growth. There is also likely to be continued pricing pressure as competitors attempt to maintain or increase market share.

The products manufactured and marketed by us and our competitors in our industry are becoming more complex. As the technological and functional capabilities of future products increase, these products may begin to compete with products being offered by companies that have substantially greater financial, technical, marketing and manufacturing resources than we do. We may not be able to compete successfully against these new competitors, and competitive pressures may result in a material adverse effect on our business or profitability.

If we fail to continue to introduce new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain sales and profitability.

Our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance. If we are unable to develop and introduce new products that respond to emerging technological trends and customers’ mission critical needs, our profitability and market share may suffer. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. We may encounter delays in deploying new or improved products.

We are active in the identification and development of new products and technologies and in enhancing our current products. However, in the enterprise mobility solutions industry, such activities are complex and filled with uncertainty. If we expend a significant amount of resources and our efforts do not lead to the successful introduction of new or improved products, there could be a material adverse effect on our business, profitability, financial condition and market share.

We may also encounter delays in the manufacturing and production of new products. Additionally, new products may not be commercially successful. Demand for existing products may decrease upon the announcement of new or improved products. Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of any products, even if newly introduced, until the new or improved versions of those products are available. If customer orders decrease or are delayed during the product transition, we may experience a decline in revenue and have excess inventory on hand which could decrease gross profit margins. Our profitability might decrease if customers, who may otherwise choose to purchase existing products, instead choose to purchase lower priced models of new products. Delays or deficiencies in the development, manufacturing, and delivery of, or demand for, new or improved products could have a negative effect on our business or profitability.

We may be unsuccessful in expanding our professional services and, as a result, fail to achieve our objectives.

We are in the process of restructuring our professional services in order to expand our service offerings and enhance our technical expertise. We hope to accomplish that by increasing our in-house talent pool and introducing new models for support and professional services. We look to leverage new employees that are skilled in our business to reduce our dependencies on outside assistance. Our initiatives will include reducing dependence on outside suppliers, determining specific methodologies and processes for meeting customer needs, conducting in-house training sessions, and leveraging business partnerships to increase professional services opportunities. There is no assurance that the restructuring will improve the sales and profitability of our professional services.

The success of our business depends on the continuing development, maintenance and operation of our information technology systems. If we fail to maintain and upgrade our information technology systems to meet the demands of our customers and protect our information technology systems against risks that we cannot control, our business may be adversely affected.

We compete for customers based in part on the flexibility and sophistication of our information technology systems. The failure of the hardware or software that supports these systems, the loss of data contained in the systems or the inability to access or interact with our website or connect with our customers electronically, could significantly disrupt our operations, prevent customers from placing orders with us or cause us to lose customers. If our information technology systems are unable to handle additional volume as our business and scope of professional services grow, our service levels and operating efficiency will likely decline. In addition, we expect that our customers will continue to demand increasingly sophisticated information technology systems from us. If we fail to hire or retain qualified persons to implement, maintain and protect our information technology systems, or if we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity and meet the increased demands of our customers, our business may be adversely affected.

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure which are vulnerable to a variety of threats including computer viruses and natural disasters. There can be no guarantee that the steps we have taken to protect against those threats will be effective. Furthermore, although we have redundant systems at a separate location to back up our primary application systems, there can be no assurance that these redundant systems will operate properly if and when required. Any disruption to or infiltration of our information technology systems could significantly harm our business and profitability.

If we are unable to protect our intellectual property rights or if third parties assert we are in violation of their intellectual property rights, we could be prevented from selling our products, the time and attention of management could be diverted from operating the business and our ability to attract new customers and retain current customers could be hampered, any of which could have a material adverse effect on our financial condition and results of operation.

We have a patent portfolio of issued and pending patent applications both domestically and abroad, principally relating to the design of mobile point-of-activity and mobile point-of-care workstations, and a proprietary power solution for these workstations and wearable computers. We have also developed other proprietary solutions, including form-factor PC technologies designed specifically for low power consumption, handheld point-of-sale devices and several customized software applications. We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries. There can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products.

There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete and to receive licensing revenues could be significantly impaired. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Furthermore, the laws of certain countries in which our products are or may be licensed do not protect our proprietary rights to the same extent as the laws of the U.S.

Third parties may assert claims of infringement of intellectual property rights against us or against our partners for which we may be liable under certain indemnification arrangements. Due to the rapid pace of technological change in our industry, much of our business and many of our products rely on proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. The failure to obtain a license on commercially reasonable terms or the entry of an injunction that impairs our ability to market certain products or services could have a material adverse affect on our business, profitability or financial condition. Any litigation regarding patent and other intellectual property rights could have a material adverse effect on our business and our ability to compete.

We may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of its resolution, could result in substantial costs and diversion of resources. If it were determined that our products infringe upon the intellectual property rights of others, we would need to obtain licenses from these parties or reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

Our products are complex and may contain undetected and unexpected defects, errors or failures.

Substantial product defects could result in product recalls, repairs, warranties or an increased amount of product returns, loss of market acceptance and damage to our reputation, all of which could increase our costs, cause us to lose sales and have a material adverse effect on our profitability. Product defects might also result in claims against us by our customers or others. In addition, the occurrence of any defects or errors in these products could result in: failure to achieve market acceptance and loss of market share, cancellation of orders, difficulty in collecting accounts receivable, increased service and warranty costs in excess of our estimates, diversion of resources, and increased insurance costs and other losses to our business or to end-users.

Incompatibilities, defects or bugs may not be detected until our customers begin to install the products or thereafter. We may need to modify the design of our new or improved products if they have incompatibilities, defects or bugs, which could result in significant expenditures as we seek to remedy the problems, delays in the purchase of the products or canceled orders.

Armed hostilities, terrorism, natural disasters, or public health issues could harm our business.

Armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage or disruption to us, our suppliers or customers, or could create political or economic instability, any of which could harm our business. Any such attacks could, among other things, cause further instability in financial markets and could directly, or indirectly through reduced demand, negatively affect our facilities and operations or those of our customers or suppliers.

We depend on retaining our existing senior management team and recruiting additional senior managers in order to be successful, and the loss or failure to recruit key executives could materially and adversely affect our business.

Our current and future performance depends, in significant part, upon recruiting and retaining exceptional senior managers, whose knowledge, leadership and technical expertise would be difficult to replace. Our success also depends in part upon the ability of our executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. The unplanned loss of the services of one or more of our executives could have an adverse effect on our business and profitability. We also must continue to develop and retain a strong core group of senior executives if we are to realize our goal of growing our business and sustaining profitability. We cannot assure you that we will be successful in our efforts.

Our business is subject to the budget cycles of our customers.

Our business is subject to the budget cycles of our customers in various vertical markets such as healthcare, transportation and retail. This may cause significant quarterly fluctuations in our financial results. Generally, sales are sequentially down in the first quarter from the fourth quarter, higher in the second quarter, flat or slightly higher or lower in the third quarter, and strongest in the fourth quarter.

Our products are subject to certain government regulations and noncompliance with, or a change in, those regulations could have a material adverse effect on our profitability and financial condition.

Our products are subject to regulations by federal, state and local agencies in the U.S. and agencies in certain foreign countries where our products are manufactured or sold. There can be no assurance of continued compliance if these regulations were to change. Regulatory changes may require us to make modifications to certain of our products in order for us to continue to be able to manufacture and market our products, which would result in unanticipated costs and delays. Noncompliance with respect to these regulations, or delays resulting from modifications in order to come into compliance, could have a material adverse effect on our profitability and financial condition.

Our growth objectives depend on our ability to successfully manage potential international expansion.

We intend to expand our geographic presence to global markets, including Europe, Asia, and other emerging centers of healthcare and commercial activity. This expansion will require significant management attention and financial resources. We currently have limited experience in marketing and distributing our products internationally and in developing versions of products that comply with local standards. We may also not be able to maintain or increase international market demand for our products. International operations are subject to other inherent risks, including foreign government regulation of technology or unexpected changes in regulatory and customs requirements, difficulty and delays in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights, foreign currency exchange rate fluctuations, and taxation consequences.

The management and former stockholders of InfoLogix Systems Corporation beneficially own a substantial number of shares of our common stock, which give them significant control over certain major decisions.

As of December 31, 2006, the management and former stockholders of InfoLogix Systems Corporation beneficially own, in the aggregate, approximately 53.0% of our outstanding common stock. This figure does not reflect the increased percentages that management would own after exercise of warrants that were issued in connection with the merger or may own in the event of any exercises of options that have been granted under our employee incentive plans.  The interests of our existing stockholders and management may differ from the interests of other stockholders. As a result, our current stockholders and management will have significant control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•       elect or defeat the election of our directors;

•       amend or prevent amendment of our certificate of incorporation or bylaws;

•       effect or prevent a merger, sale of assets or other corporate transaction; and

•       control the outcome of any other matter submitted to the stockholders for vote.

The stock ownership of our current stockholders and management may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over the market price of our stock.

We recently became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which can be expensive.

We recently became a public reporting company and, accordingly, we are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual, quarterly and periodic reports, proxy statements and other information required by the SEC (including legal and accounting fees) and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we were a privately-held company. In addition, we will incur substantial expenses in connection with the preparation of a registration statement for the resale of our common stock purchased by investors in the private placement.

It can be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

Risks Relating to our Indebtedness

The covenants in our credit facility may restrict our operations, which could inhibit our ability to execute our growth strategy and have a negative effect on our results of operations.

We have entered into a loan and security agreement with Sovereign Bank that provides the Company with an $8.5 million line of credit as well as two term loans with principal amounts of $1.5 million and $1.0 million, respectively. The line of credit must be repaid on March 15, 2009. The term loans are repayable in equal consecutive monthly installments with a final balloon payment due on March 15, 2009. The loan and security agreement contains restrictions and covenants and requires us to maintain specified financial ratios and tests. For example, the loan and security agreement restricts our ability to, among other things, incur additional indebtedness, acquire other companies or the assets of other companies and pay dividends without their consent. If we fail to meet or satisfy any of the restrictions, covenants, financial ratios or financial tests, we would be in default under the loan and security agreement. The credit facility is secured by all of the assets of the Company and its subsidiaries, as well as a pledge of the common stock of InfoLogix Systems Corporation (which is the entity through which we conduct substantially all of our operations). An event of default under the loan and security agreement would give the lender the right to declare all amounts outstanding under the credit facility due and payable and enforce its rights to foreclose on the collateral securing the loans.

The restrictions contained in the loan and security agreement could inhibit our ability to obtain financing and engage in other business activities that are important to our business and our growth strategy, which could inhibit our ability to grow our business and increase our revenues.

Our indebtedness could adversely impact our financial condition.

As of December 31, 2006, we had approximately $15.9 million of total indebtedness, including short-term debt and approximately $6 million under our credit facility. We may increase the amount of our indebtedness in the future, which could have an important impact on our stockholders. An increase in our indebtedness could:

•       cause us to violate certain provisions contained in our credit facility;

•       make us more vulnerable to economic downturns and limit our flexibility to plan for or react to changes in business and economic conditions;

•       limit our ability to withstand competitive pressures through increases in our cost of capital; and

•       harm our ability to obtain additional debt or equity financing in the future.

If any of the foregoing were to occur, our ability to execute our growth strategy would be impaired and our results of operations could be harmed.

Risks Relating to our Common Stock

Applicable SEC rules governing the trading of “penny stocks” may limit the liquidity of our common stock which may affect its trading price.

Our common stock is quoted on the Over-the-Counter Bulletin Board, and may trade below $5.00 per share; in which case, our common stock would be considered a “penny stock” and subject to SEC rules and regulations that impose limitations upon the manner in which our shares may be publicly traded. These regulations require the delivery, before any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction before a sale. These regulations could have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock. Therefore, our stockholders may find it difficult to obtain accurate quotations of our common stock and/or to sell their shares.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•       announcements of new products or services by our competitors;

•       quarterly variations in our revenues and operating expenses;

•       announcements of technological innovations or new products or professional services by us; and

•       sales of common stock by our founders or other selling stockholders.

There may be a limited public market for our securities and we may fail to qualify for the NASDAQ Stock Market LLC or other listing.

Although we intend to apply for listing of our common stock on The NASDAQ Stock Market LLC, there can be no assurance if and when initial listing criteria will be met or if such application will be granted or that the trading of our common stock will be sustained. If our common stock fails to qualify for initial or continued inclusion in The NASDAQ Stock Market LLC system or for initial or continued listing on a registered stock exchange, trading, if any, in our common stock would then continue to be conducted on the Over-the-Counter Bulletin Board or in what are commonly referred to as “pink sheets.”  As a result, our stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and our common stock would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained. Therefore, our stockholders may not be able to find purchasers for their shares of our common stock.

We do not expect to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, our stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed. We are also beginning to evaluate how to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the Securities and Exchange Commission, which require, among other things, our management to assess annually the effectiveness of our internal controls over financial reporting beginning with our Form 10-K for the year ended December 31, 2007 and our registered public accounting firm to issue a report on that assessment beginning with our Form 10-K for the year ended December 31, 2008. During the course of this documentation and testing, we may identify deficiencies that we may be unable to remediate before the requisite deadline for those reports. If our management or our registered public accounting firm were to conclude in their reports that our internal control over financial reporting was inadequate, our stockholders could lose confidence in our reported financial information and the trading price of our stock could drop significantly.

Provisions in our organizational documents and under Delaware law may delay or prevent attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

Certain provisions of our bylaws are intended to strengthen the Board’s position in the event of a hostile takeover attempt. These provisions have the effect of providing our board of directors with the sole power to fill vacancies on our board of directors and providing that stockholders may only call a special meeting by the request, in writing, of stockholders owning individually or together ten percent or more of the entire capital stock of the corporation issued and outstanding and entitled to vote.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters are located in Hatboro, Pennsylvania in approximately 25,240 square feet of leased space. This facility accommodates our executive office, customer support, warehouse, development and shipping operations. The term of the lease commenced on October 8, 2004 with an initial term of 85 months and an option to extend the lease term for up to one additional period of five years. The initial annual base rent is approximately $167,000. The base rent is increased 2% annually effective on the annual anniversary of the lease commencement date each year. We are also responsible for payments of common area operating expenses for the premises.

Item 3. Legal Proceedings

We are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.                        Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “IFLG”. The table below sets forth the high and low bid prices of our common stock on the Over-the-Counter Bulletin Board during 2006:

	High	Low
2006
First Quarter	$ N/A	$ N/A
Second Quarter	1.57	.02
Third Quarter	.63	.16
Fourth Quarter	8.75	.17

The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Our common stock was not quoted on the Over-the-Counter Bulletin Board during 2005 or the first quarter of 2006.

Holders of Common Stock

As of March 21, 2007, we had approximately 134 holders of record of common stock and 23,595,663 shares of common stock outstanding.

Dividends

We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of dividends is restricted in accordance with covenants related to our $8.5 million asset-based credit facility with Sovereign Bank which we initially entered into in March 2006 and which expires in March 2009. The restriction on dividends will remain during the term of the loan agreement. We expect to utilize any future earnings to finance our operations. The actual amount of any dividends that may be paid in the future will be subject to the discretion of our board of directors and will depend on our operations, financial and business requirements and other factors.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2006:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,112,000		$2.00	1,748,000
Equity compensation plans not approved by stockholders	2,650,000	(1)	$2.00	—
Total	4,762,000		$2.00	1,748,000

(1)          For a description of the terms of the warrants pursuant to which these shares are issuable, please see “Note O—Stock Based Compensation Expense” to the company’s financial statements included in this report.

Item 6.                        Selected Financial Data

The following table presents selected financial data for the last five years of the operation of our business. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The selected financial data for fiscal years 2002, 2003, 2004, 2005 and 2006 have been derived from the Company’s financial statements which have been audited by independent auditors. The proforma data is derived from New Age Translation, Inc.’s (the predecessor to InfoLogix, Inc.) unaudited financial statements for the nine month period ended August 31, 2006, and InfoLogix’s audited financial statements for the year ended December 31, 2006.

	Fiscal Year
	2002	2003	2004	2005	2006
	(audited) (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$25,061	$28,391	$46,115	$55,472	$60,786
Cost of revenues	20,072	22,263	34,793	42,605	45,837
Gross profit	4,989	6,128	11,322	12,867	14,950
Operating income (loss)	542	(457)	1,146	1,206	(2,948)
Income (loss) before income taxes	439	(672)	864	681	(3,556)
PRO FORMA DATA (unaudited):
Provision for income taxes (1)	171	(262)	372	313	(1,399)
Net income (loss)	268	(410)	492	368	(2,157)
Net income (loss) per common share (2)	0.01	(.02)	0.02	0.02	(0.09)
Common shares outstanding	23,596	23,596	23,596	23,596	23,596
OTHER DATA:
Dividends (3)	$120	$363	$20	$170	$740

	As of December 31,
	2002	2003	2004	2005	2006
	(audited)
BALANCE SHEET DATA:
Total assets	9,114	8,985	12,171	15,167	31,813
Long-term debt	743	730	921	533	1,325
Total stockholders’ equity	426	(609)	235	745	15,888

(1)          Un-audited pro-forma tax provision as if the Company was a taxable entity for each of the five years in the period ended December 31.

(2)          Un-audited pro-forma earnings per share calculation. See Note A of the Notes to the Consolidated Financial Statements for information concerning the calculation of net income or loss per common share.

(3)          Related only to amounts paid to stockholders with respect to taxes payable due to the Company filing its Federal and state income tax returns as a Sub-Chapter S Corporation. Prior to the Merger discussed in Note B of the Notes to the Consolidated Financial Statements, any income tax liability from its operations was payable directly by its shareholders.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our financial condition and results of operations. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation.

Overview

We provide mobile workforce technology solutions to customers in the healthcare and commercial sectors in North America. Our business is organized to provide consulting, business software applications, managed services, mobile workstations, devices and other hardware products, and wireless communications infrastructure. Our professional services and products utilize proprietary software and RFID technologies that enhance workflow and customer care using real-time information. We deliver our products and professional services to customers utilizing mobile applications that run on handheld computers, cell phones, tablet computing devices and mobile workstations, and that operate with existing enterprise software solutions.

OPT Acquisition LLC is a wholly owned subsidiary of InfoLogix. OPT Acquisition LLC provides proprietary learning technologies for business-to-business applications. Embedded Technologies, LLC was acquired by us on February 11, 2004. Embedded Technologies, LLC provides mobile computing solutions through the use of wearable computers. We consolidate OPT Acquisition LLC and Embedded Technologies, LLC for financial reporting purposes.

Characteristics of our revenue and expenses

We generate our revenue through the resale of wireless and mobile hardware and systems, including computers, peripherals, and related products under which the revenue is recognized. Sales revenue on product is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. We also generate revenue from the sale of extended warranties on certain components. Revenue from the sale of component warranties is recognized upon execution of the warranty agreement. There is no associated warranty risk as we have contracted with a third party to fully assume all risks and obligations. We also generated revenue from professional services, primarily on a project basis, under which revenue from the sale of our proprietary learning technologies is recognized upon acceptance of our deliverables by clients.

Payments received in advance of services performed are recorded as deferred revenue. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenue recognized in excess of amounts billed and project cost is included in prepaid expenses and other assets on our balance sheet.

Cost of revenue primarily consists of all expenses that are directly attributable to our business units and include the costs associated with the purchase, for resale, of wireless and mobile hardware and systems, including computers, peripherals, and related products. Fluctuations in our gross margin may occur due to changes in our ability to obtain discounts on product sales or our ability to negotiate higher margins on sales contracts with large customers.

Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses. General and administrative expenses primarily consist of the costs attributable to the support of our operations, such as: costs related to information systems, salaries, expenses and office space costs for executive management, inside sales, warehousing, technical support, financial accounting, purchasing, administrative and human resources personnel, insurance, recruiting fees, legal, accounting and other professional services.

Critical Accounting Estimates and Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, OPT Acquisition, LLC and Embedded Technologies, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first in, first out method.

The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence and slow-moving goods. The amount of such markdown is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions.

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An  asset’s  value  is  impaired  if  management’s estimate  of the  aggregate  future cash flows,  undiscounted and without interest  charges, to be  generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the  extent  impairment  has  occurred,  the  loss  is measured  as the  excess of the  carrying  amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Intangible assets

The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. The costs of successful registrations for patents are amortized over the estimated useful lives of the assets, which is generally three years, using the straight-line method. The costs of unsuccessful registrations are charged to expense. Acquired technology is recorded at its fair value at the date of acquisition and amortized over the estimated useful lives of the assets, which is generally five years, using the straight-line method. Developed technology is also amortized using the straight-line method, generally over five years. License fees are amortized over the license period using the straight-line method.

Software capitalization

The Company capitalizes certain costs related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software which is three to five years. In accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company expenses as incurred those costs incurred prior to achieving technological feasibility.

Revenue recognition

Revenue consists primarily of sales of wireless products. Sales revenue is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. The Company also realizes revenue from the sale of component warranties on their wireless mobile products as well as from the sale of proprietary learning technologies. Warranty revenue is recognized upon execution of the warranty agreement. There is no associated warranty risk as the Company has contracted with another party to fully assume all risks and obligations. Revenue from the sale of proprietary learning technologies is recognized upon delivery and acceptance by the customer.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, under the modified prospective method. SFAS 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS 123, as amended by SFAS 148, will continue to be required under SFAS 123(R) to the extent those amounts differ from those in the statement of operations.

Non-employee stock based compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Results of Operations

Year ended December 31, 2006 Compared with the Year Ended December 31, 2005

Revenues were $60.8 million for the year ended December 31, 2006, compared to $55.5 million for the year ended December 31, 2005, an increase of $5.3 million or 9.6%. The increase in revenue was partially due to the continued expansion of sales of our mobile point-of-care solutions in healthcare and our e-Learning services, and partially offset by a decrease in the overall number of third-party wireless hardware implementations in our commercial business.

Our cost of sales was $45.8 million for the year ended December 31, 2006, compared to $42.6 million for the year ended December 31, 2005, an increase of $3.2 million or 7.6%. Our gross profit was $14.9 million for the year ended December 31, 2006, compared to $12.9 million for the year ended December 31, 2005, an increase of approximately $2.0 million or 16.2%, resulting in a gross margin of 24.6% in 2006, up from 23.2% in 2005. The increase in our gross margin is the result of increased sales of our more profitable mobile workstation hardware, offset by a decrease in the sale of third-party hardware.

Our selling, general and administrative expenses were $17.9 million for the year ended December 31, 2006, compared with $11.7 million for the year ended December 31, 2005, an increase of $6.2 million or 53.5%. These expenses increased in 2006 as the result of approximately $0.8 million related to the reverse merger (including one-time bonuses paid to executives as the result of the reverse merger and financing transactions), and $2.8 million of FAS 123R compensation expenses incurred as the result of issuing warrants to executives related to bonuses earned from completion of the reverse merger and financing transactions, warrants issued to certain advisors to the Company as the result of the merger, and incentive stock options granted to employees.

Our net interest expense, which is derived from our credit line and term loan and stockholders’ loans, and off-set by interest earned on cash and cash equivalents was $0.6 million for the year ended December 31, 2006, compared to $0.5 million for the year ended December 31, 2005, an increase of $0.1 million or 15.9%. Net interest expense increased as a result of greater amounts outstanding under our asset-based line of credit facility and increasing our term loans. Interest expense was partially offset by interest income in 2006 as the result of an increase in cash due to the previously discussed financing transaction.

Our depreciation and amortization expense increased to $1.3 million for the year ended December 31, 2006 from $1.0 million for the year ended December 31, 2005, an increase of $0.3 million or 26.3% as the result of a greater number of demonstration units deployed to our expanded sales force.

Our net loss was $1.9 million for the year ended December 31, 2006, compared with net income of $0.6 million for the year ended December 31, 2005, a decrease of approximately $2.5 million. Net income declined primarily due to the merger, one-time bonuses paid to executives as a result of the merger and financing transactions, and FAS 123R compensation expenses incurred as the result of issuing warrants to executives related to bonuses due as the result of the reverse merger and private placement transactions, warrants issued to certain advisors to the Company as the result of the merger, and incentive stock options granted to employees.

In the year ended December 31, 2006 and through November 29, 2006, our operating subsidiary InfoLogix Systems Corporation elected to be taxed under the provisions of Sub-Chapter S of the Internal Revenue Code whereby our individual stockholders reported their share of the corporate income on their personal federal and state income tax returns. For the years ended December 31, 2006 and 2005, we distributed $0.7 million and $0.2 million respectively to our stockholders for the payment of taxes. As a result of the merger, InfoLogix Systems Corporation Sub-Chapter S Corporation status was terminated on November 30, 2006. In accordance with SFAS 109, when the Company changes its tax status from a nontaxable corporation to a taxable corporation, deferred tax assets and liabilities are recognized for timing differences at the date that a nontaxable enterprise becomes a taxable enterprise. As a result, the Company recorded a net deferred tax asset of $151,760 with the offset being recorded as an income tax benefit in the statement of operations for the year ended December 31, 2006.

As of December 31, 2006, the Company had net operating losses (“NOL”) of approximately $608,000 which will be available to offset future taxable income. Included in the NOL’s noted above are losses of $65,000 generated by New Age Translation, Inc., the predecessor to InfoLogix, Inc., which are subject to restrictions under Internal Revenue Code Section 382, due to the change in ownership in that entity. Therefore, the Company has recorded a valuation allowance against the net operating losses generated by New Age Translation, Inc. If not used, the NOL’s will expire beginning in the year 2025. The Company’s state NOL’s will also be subject to expiration in varying years starting in 2013 through 2026.

Year ended December 31, 2005 Compared with the Year Ended December 31, 2004

Revenues were $55.5 million for the year ended December 31, 2005, compared to $46.1 million for the year ended December 31, 2004, an increase of $9.4 million or 20.3%. The increase in revenue was partially due to one large wireless system implementation in our commercial business and the continued expansion of existing customer relationships as well as new customers, particularly in our healthcare business.

Our cost of sales was $42.6 million for the year ended December 31, 2005, compared to $34.8 million for the year ended December 31, 2004, an increase of $7.8 million or 22.5%. Cost of sales increased as our revenues increased, resulting in costs of sales 1.4% higher as a percentage of revenue compared to the same period in 2004 due to sales of less profitable hardware.

Our gross profit was $12.9 million for the year ended December 31, 2005, compared to $11.3 million for the year ended December 31, 2004, an increase of $1.5 million or 13.6%.

Our selling and delivery expenses were $6.9 million for the year ended December 31, 2005, compared with $6.1 million for the year ended December 31, 2004, an increase of $0.8 million or 13.1%. These expenses increased in 2005 primarily due to increased sales commissions related to higher sales volumes in the period.

Our general and administrative expenses were $4.8 million for the year ended December 31, 2005, compared with $4.1 million for the year ended December 31, 2004, an increase of $0.7 million or 17.1%. These expenses increased in 2005 as a result of increased rent expense resulting from a new office facility lease entered into in 2005, an increase in fees incurred for legal services and increases in our insurance costs.

Our interest expense, which is derived from our credit line and term loan and stockholders’ loans, was $0.5 million for the year ended December 31, 2005, compared to $0.3 million for the year ended December 31, 2004, an increase of $0.2 million or 85.9%. Interest expense increased in 2005 compared to 2004 as a result of expanding our former asset-based line of credit facility with Silicon Valley Bank.

Our depreciation and amortization expense increased to $1.0 million for the year ended December 31, 2005 compared to $0.7 million for the year ended December 31, 2004, an increase of $0.3 million or 49%.

Our net income was $0.7 million for the year ended December 31, 2005, compared with $0.9 million for the year ended December 31, 2004, a decrease of $0.2 million or 21.2%. The decrease in our net income resulted primarily from lower gross profits in the comparable periods.

In the years ended December 31, 2005 and 2004, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code whereby our individual stockholders reported their share of the Company’s corporate income on their personal federal and state income tax returns. For the year ended December 31, 2005, we distributed $0.2 million to our stockholders for the payment of taxes in respect of income generated by the Company and for the year ended December 31, 2004, we distributed $20,000 to our stockholders for the payment of taxes in respect of income generated by the Company.

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents of approximately $12.9 million, compared to approximately $0.4 million at December 31, 2005. We have used, and plan to use, such cash for general corporate purposes, including working capital as well as acquisitions. Net cash used in operating activities for the period was $2.5 million, primarily the result of net losses from operations. Net cash used in investing activities was $1.4 million, primarily used to acquire demonstration and office equipment. Net cash provided by financing activities was $16.3 million for the year ended December 31, 2006, primarily due to the completion of the sale of 8,500,000 shares of our common stock for an aggregate of $17,000,000, the net increase from borrowings under our asset-based line of credit, the proceeds from a term loan from our senior secured lender, offset by the repayment of unsecured notes to stockholders, principal payments under the terms of our senior-secured note and, and the distribution of approximately $0.7 million to stockholders in respect of taxes payable by them as a result of InfoLogix Systems Corporation’s election to be taxed as an S corporation.

As of December 31, 2006, our significant contractual obligations were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Long-term debt obligations	$2,027,778	$833,333	$1,194,445	0	0
Capital lease obligations	$247,351	$116,973	$130,378	0	0
Operating lease obligations	$1,161,293	$223,122	$696,624	$241,547	0

We believe that our available funds and the availability under our asset-based line of credit will be sufficient to meet our capital requirements over the next 12 months; however, we may seek to raise additional funds through the sale of equity or debt securities or obtaining additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to our stockholders and the incurrence of debt would result in an increase in our interest expense. However, there can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain financing on acceptable terms, if at all.

Line of Credit and Term Loan

In March 2006, we executed a Loan and Security Agreement with a bank. Under the terms of the agreement and subsequent amendments, the bank provided us with an $8.5 million line of credit and two term loans amounting to $1.5 million and $1.0 million, respectively. The proceeds from the loans were used to pay off existing loans and to provide working capital. The loans are collateralized by all of the tangible and intangible assets of InfoLogix Systems Corporation, as well as a pledge of all of the common stock of InfoLogix Systems Corporation. At December 31, 2006, the outstanding balance of the line of credit is $6.0 million, and $2.0 million on the two term loans. The loan and security agreement contains certain financial covenants with which we must comply including:  minimum annual and quarterly net income tests, a fixed-charge coverage ratio, and maximum annual capital expenditures. At December 31, 2006, we were not in compliance with all of these covenants; however, on March 23, 2007 we entered into an amendment to the Loan and Security Agreement which waived the non-compliance with these covenants. The amendment also lowered the quarterly net income covenant to a cumulative balance of $0 through September 30, 2007, and adjusted the fixed charge coverage ratio to 1.0 to 1.0 at December 31, 2007 and 1.2 to 1.0 as of the end of each fiscal quarter thereafter.

Inflation

To date, the effects of inflation on our financial results have not been significant; however, we cannot be certain that inflation will not affect us materially in the future.

Off Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Recent accounting pronouncements:

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition and disclosure in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for the Company beginning in the first quarter of 2007 with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal. Our funds are currently held in checking accounts and money market funds which do not subject us to risk of a loss of principal due to changes in prevailing interest rates and in a portfolio of cash and cash equivalents that include investments in investment-grade securities, such as commercial paper, money market funds, government debt securities and certificates of deposit with maturities of less than nine months. Some of these securities may be subject to market risk due to changes in prevailing interest rates, which may cause fluctuations in market value.

The fair value of our cash and short-term investment portfolio at December 31, 2006, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of our long-term debt at December 31, 2006, including current maturities, was approximately $2.0 million. Our long-term debt is set at the prime rate plus 1.0% (9.25% at December 31, 2006).

Item 8.                        Financial Statements and Supplementary Data

INFOLOGIX, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors
InfoLogix, Inc
Hatboro, Pennsylvania

We have audited the accompanying consolidated balance sheets of InfoLogix Inc. (the “Company”) as of December 31, 2006 and 2005 and the consolidated statements of operations and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InfoLogix Inc. as of December 31, 2006 and 2005 and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 23, 2006

INFOLOGIX, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2006	December 31, 2005
Currents assets:
Cash and cash equivalents	$12,882,044	$447,901
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $120,000 and $100,000 as of December 31, 2006 and 2005, respectively)	11,797,265	10,223,024
Inventory, net	2,227,201	1,912,018
Prepaid expenses and other assets	906,793	334,450
Deferred tax assets—short-term	311,478	—
Total current assets	28,124,781	12,917,393
Property and equipment, net	1,440,338	1,338,842
Intangible assets, net	871,976	910,782
Deferred tax assets—long-term	1,375,486	—
Total assets	$31,812,581	$15,167,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,584,489	$7,135,956
Line of credit	5,954,672	4,443,327
Current portion of notes payable—bank	833,333	285,714
Current portion of notes payable—stockholders	—	800,000
Current portion of capital lease obligations	116,973	116,973
Sales tax payable	342,064	271,390
Accrued expenses	767,967	649,043
Deferred revenue	—	186,397
Total current liabilities	14,599,498	13,888,800
Notes payable—bank, net of current maturities	1,194,445	285,714
Capital lease obligations, net of current maturities	130,378	247,351
Total liabilities	15,924,321	14,421,865
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Capital stock, par value $0.0001; authorized 100,000,000 shares; issued and outstanding 23,595,663 shares and 12,500,000 shares at December 31, 2006 and 2005, respectively	236	125
Additional paid in capital	17,802,373	49,875
Retained earnings	(1,914,349)	695,152
Total stockholders’ equity	15,888,260	745,152
Total liabilities and stockholders’ equity	$31,812,581	$15,167,017

The accompanying notes are an integral part of these financial statements

INFOLOGIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2006	December 31, 2005	December 31, 2004
Revenues	$60,786,377	$55,472,056	$46,114,627
Cost of sales	45,836,514	42,605,150	34,792,507
Gross profit	14,949,863	12,866,906	11,322,120
Selling, general and administrative expenses	17,897,567	11,661,138	10,176,068
Operating (loss) income	(2,947,704)	1,205,768	1,146,052
Interest expense	(664,534)	(525,205)	(282,495)
Interest income	55,788	—	—
Income (loss) before income tax benefit	(3,556,450)	680,563	863,557
Income tax benefit	1,686,964	—	—
Net (loss) income	$(1,869,486)	$680,563	$863,557
(Loss) earnings per share:
Basic	$(0.14)	$0.05	$0.07
Diluted	$(0.14)	$0.05	$0.07
Weighed average shares outstanding:
Basic and diluted	13,503,170	12,500,000	12,500,000

The accompanying notes are an integral part of these financial statements

INFOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained
	Capital		Paid in	Earnings
	Stock	Shares	Capital	(deficit)	Total
Balance at December 31, 2003	$125	12,500,000	$49,875	$(658,968)	$(608,968)
Net income				863,557	863,557
Dividends paid to Stockholders				(19,873)	(19,873)
Balance at December 31, 2004	125	12,500,000	49,875	184,716	234,716
Net income				680,563	680,563
Dividends paid to Stockholders				(170,127)	(170,127)
Balance at December 31, 2005	125	12,500,000	49,875	695,152	745,152
Issuance of stock in connection with reverse merger	26	2,595,663			26
Issuance of common shares for cash	85	8,500,000	14,979,064		14,979,149
Stock based compensation expense			2,253,421		2,253,421
Issuance of warrants for services			520,013		520,013
Dividends paid to Stockholders				(740,015)	(740,015)
Net (loss)				(1,869,486)	(1,869,486)
Balance at December 31, 2006	$236	23,595,663	$17,802,373	$(1,914,349)	$15,888,260

The accompanying notes are an integral part of these financial statements.

INFOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2006	December 31, 2005	December 31, 2004
Operating activities:
Net income (loss)	$(1,869,486)	$680,563	$863,557
Adjustments to reconcile net income (loss) to operating cash flow:
Depreciation and amortization	1,319,845	1,044,903	701,277
Allowance for doubtful accounts receivable	20,000	—	100,000
Inventory obsolescence	123,965	35,000	(65,000)
Loss on impairment	—	—	304,094
Stock based compensation	2,773,434	—	—
Deferred income tax benefit	(1,686,964)	—	—
Changes in:
Accounts receivable	(1,594,241)	(2,875,262)	(2,455,574)
Inventory	(439,148)	(91,578)	(460,131)
Prepaid expenses	(572,343)	280,357	(404,593)
Accounts payable	(551,467)	1,580,749	1,508,868
Sales tax payable	70,674	113,975	(71,554)
Accrued expenses	118,924	(294,211)	566,978
Deferred revenue	(186,397)	146,322	(305,602)
Net cash provided by (used in) operating activities	(2,473,204)	620,818	282,320
Investing activities:
Acquisition of property and equipment	(959,487)	(790,068)	(791,162)
Acquisition of intangible assets	(423,048)	(498,991)	(440,341)
Net cash used in investing activities	(1,382,535)	(1,289,059)	(1,231,503)
Financing activities:
Proceeds from long-term debt	2,500,000	917,892	1,000,000
Repayment of long-term debt	(1,160,597)	(389,282)	(1,389,744)
Net borrowings from line of credit	1,511,345	409,888	1,033,439
Repayment of notes payable—stockholders	(800,000)	—	—
Common stock issued for cash, net of offering costs	14,979,149	—	—
Dividends paid to stockholders	(740,015)	(170,127)	(19,873)
Net cash provided by financing activities	16,289,882	768,371	623,822
Net change in cash and cash equivalents	12,434,143	100,130	(325,361)
Cash and cash equivalents at beginning of year	447,901	347,771	673,132
Cash and cash equivalents at end of year	$12,882,044	$447,901	$347,771
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$664,543	$555,251	$282,495
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Capital lease obligation incurred for new equipment		$439,000

The accompanying notes are an integral part of these financial statements.

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

InfoLogix, Inc. (the “Company”) provides mobile workforce technology solutions by enabling real time data communications anywhere in an enterprise. The Company provides wireless network design, hardware, software, consulting, system integration and network management solutions.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, OPT Acquisition LLC and Embedded Technologies, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair value of financial instruments

The Company used the following methods and assumptions in estimating the fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying value approximates fair value due to the current maturity of these instruments.

Long- and short-term debt:  The carrying value of the debt is considered to approximate fair value because the underlying interest rates approximate market rates at the balance sheet date.

Concentrations of credit risk

Financial instruments that subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. The Company maintains its cash primarily in investment accounts within large financial institutions. The Federal Deposit Insurance Corporation insures these balances up to $100,000 per bank. The Company has not experienced any losses on its bank deposits and management believes these deposits do not expose the Company to any significant credit risk.

The Company grants credit, generally without collateral, to its customers, which are primarily in the healthcare and commercial markets. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those markets. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounts and other factors that may indicate that the realization of an account may be in doubt including historical experience and current economic and market conditions. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first in, first out method.

The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence and slow-moving goods. The amount of such markdown is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed over the lesser of the estimated useful lives or the lease term of the related assets using the straight line method. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income. Useful lives of property and equipment are as follows:

Demonstration and evaluation equipment	3 years
Equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	5 years

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An  asset’s  value  is  impaired  if  management’s estimate  of the  aggregate  future cash flows,  undiscounted and without interest  charges, to be  generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the  extent  impairment  has  occurred,  the  loss  is measured  as the  excess of the  carrying  amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Intangible assets

The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. The costs of successful registrations for patents are amortized over the estimated useful lives of the assets, which is generally three years, using the straight-line method. The costs of unsuccessful registrations are charged to expense. Acquired technology

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

is recorded at its fair value at the date of acquisition and amortized over the estimated useful lives of the assets, which is generally five years, using the straight-line method. Developed technology is also amortized using the straight-line method, generally over five years. License fees are amortized over the license period using the straight-line method.

Software capitalization

The Company capitalizes certain costs related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software which is three to five years. In accordance with SFAS 86, Accounting for the Costs of Compute Software to be Sold, Leased or Otherwise Marketed, the Company expenses as incurred those costs incurred prior to achieving technological feasibility.

Revenue recognition

Revenue consists primarily of sales of wireless products. Sales revenue is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. The Company also realizes revenue from the sale of component warranties on their wireless mobile products as well as from the sale of proprietary learning technologies. Warranty revenue is recognized upon execution of the warranty agreement. There is no associated warranty risk as the Company has contracted with another party to fully assume all risks and obligations. Revenue from the sale of proprietary learning technologies is recognized upon delivery and acceptance by the customer.

Advertising costs

Advertising costs are expensed when incurred and approximated $367,000, $117,000 and $133,000 for the years ended December 31, 2006, 2005 and 2004, respectively

In accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, certain cooperative advertising reimbursements are netted against specific, identifiable costs incurred in connection with the selling of the vendor’s product. Cooperative advertising reimbursement of approximately $92,000, $167,000, and $55,000 for the years ended December 31, 2006, 2005 and 2004, respectively, were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expense in the consolidated statement of operations.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, under the modified prospective method. SFAS 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS 123, as amended by SFAS 148, will continue to be required under SFAS 123(R) to the extent those amounts differ from those in the statement of operations.

Non-employee stock based compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Earnings per share

The Company has adopted the provisions of SFAS 128, Earnings per Share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of  earnings  for  the  period  available  to each  share  of  common  stock outstanding during the reporting period, while giving effect to all dilutive potential  common shares that were  outstanding  during the period,  such as common share equivalents that could  result from the  potential  exercise  into common stock. The  computation of diluted  earnings per share does not assume  exercise of securities  that  would  have an  anti-dilutive  effect on per share  amounts (i.e.,  increasing  earnings  per share or  reducing  loss per  share). The dilutive  effect of outstanding  options are reflected in dilutive  earnings per share by the  application of the treasury stock method which  recognizes the use of  proceeds  that could be  obtained  upon  exercise of options and warrants  in  computing  diluted  earnings  per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant estimates are required in accounting for inventory costing, asset valuations and amortization. Actual results could differ from those estimates.

Variable interest entities

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do no have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. In December 2003, the FASB published FIN 46 (revised December 31, 2003), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R, among other things, deferred the effective date of implementation for certain entities. The Company adopted FIN 46R in 2004. Adoption of FIN 46R had no impact on the Company’s consolidated financial statements.

Recent accounting pronouncements

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In June, 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition and disclosure in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for the Company beginning in the first quarter of 2007 with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

NOTE B—MERGER AND OTHER ACQUISITIONS

On November 22, 2006, New Age Translation, Inc., a Nevada corporation (“New Age-NV”) was merged with and into New Age Translation, Inc., a Delaware corporation (“New Age-DE”), for the sole purpose of changing the state of incorporation from Nevada to Delaware pursuant to a Certificate of Ownership and Merger dated November 22, 2006 and approval by the stockholders on November 22, 2006. Under the terms of the Certificate of Ownership, each share of New Age-NV was exchanged for

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—MERGER AND OTHER ACQUISITIONS (Continued)

3.18877518427542 shares of New Age-DE, or an aggregate of 18,539,539 shares. On November 22, 2006, 15,943,876 shares of common stock of New Age-DE were cancelled and 2,595,663 shares of common stock of New Age-DE remained outstanding.

On November 29, 2006, New Age-DE entered into an Agreement and Plan of Merger (the “Merger Agreement”) with InfoLogix, Inc., a privately held Delaware corporation (“InfoLogix”), and INFLX Acquisition Corp., a newly formed wholly-owned Delaware subsidiary of New Age-DE (“Merger Sub”), pursuant to which Merger Sub merged with and into InfoLogix (the “Merger”) on November 29, 2006. As a result, InfoLogix is now a wholly owned subsidiary of New Age-DE. In connection with the Merger, New Age-DE changed its name to “InfoLogix, Inc.” and InfoLogix changed it name to “InfoLogix Systems Corporation.”

Pursuant to the terms and conditions of the Merger Agreement, each share of InfoLogix common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 25,000 shares of New Age-DE common stock. As a result, 12,500,000 shares of New Age common stock were issued to the shareholders of InfoLogix. Immediately after closing of the Merger on November 29, 2006, there were 15,095,663 shares of New Age-DE common stock issued and outstanding, approximately 82.8% of which shares are currently held by the former stockholders of InfoLogix.

On November 29, 2006, concurrent with the Merger, the Company closed on a private placement of 8,500,000 shares of its common stock to accredited investors. The shares were sold for an aggregate purchase price of $17,000,000 before costs associated with the private placement of $2,020,825.  The private placement was exempt from registration under the Securities Act of 1933 as amended. See note N for additional information.

The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, New Age-DE was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of InfoLogix issuing stock for the net monetary assets of New Age-DE, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of InfoLogix and related recapitalization.

In February 2004, the Company acquired certain assets in a transaction accounted for using the purchase method. The aggregate purchase price of $200,000 was allocated entirely to patented technology based on their estimated fair values at the date of acquisition.

NOTE C—INVENTORY

Inventory consists of the following:

	December 31, 2006	December 31, 2005
Finished goods	$2,426,166	$1,987,018
Less: allowance for slow moving and obsolete inventory	(198,965)	(75,000)
	$2,227,201	$1,912,018

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2006	December 31, 2005
Demonstration and evaluation equipment	$2,477,581	$1,914,116
Equipment	973,664	577,641
Furniture and fixtures	295,425	295,425
Leasehold improvements	40,587	40,587
	3,787,257	2,827,769
Less: accumulated depreciation	(2,346,919)	(1,488,927)
	$1,440,338	$1,338,842

Depreciation expense was $857,992, $736,503, and $504,177 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE E—INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2006	December 31, 2005
Patents	$639,881	$639,881
Less: accumulated amortization	(576,921)	(421,876)
	62,960	218,005
Computer software	411,765	153,716
Less: accumulated amortization	(79,558)	(7,643)
	332,207	146,073
Developed technology	457,525	457,525
Less: accumulated amortization	(390,716)	(225,821)
	66,809	231,704
License fees	515,000	350,000
Less: accumulated amortization	(105,000)	(35,000)
	410,000	315,000
Total net intangible assets	$871,976	$910,782

Developed technology relates primarily to wearable computer and cart technology which is not patented. Amortization expense related to intangible assets was $461,855, $308,400, and $197,100 for the years ended December 31, 2006, 2005 and 2004, respectively.

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—INTANGIBLE ASSETS (Continued)

Amortization expense subsequent to the year ended December 31, 2006 is as follows:

Years ended December 31:	Amount
2007	$358,444
2008	255,352
2009	148,260
2010	60,420
2011	33,000

NOTE F—DEBT

In March 2006, the Company executed a Loan and Security Agreement with a bank. Under the terms of the agreement and subsequent amendments, the Bank provided the Company with an $8,500,000 line of credit and two term loans amounting to $1,500,000 and $1,000,000, respectively. The proceeds from the loans were used to pay off existing loans and to provide working capital. The loans are collateralized by all of the tangible and intangible assets of the Company. The bank has imposed financial covenants related to the loans based on annual and quarterly net income, fixed-charge coverage, and annual capital expenditures. At December 31, 2006, the Company was not in compliance with the covenants, however, on March 23, 2007 the Company entered into an amendment to the Loan and Security Agreement which waived the non-compliance with these covenants. The amendment also lowered the quarterly net income covenant to a cumulative balance of $0 through September 30, 2007, and adjusted the fixed charge coverage ratio to 1.0 to 1.0 at December 31, 2007 and 1.2 to 1.0 as of the end of each fiscal quarter thereafter.

Lines of credit

At December 31, 2006, the outstanding balance of the line of credit is $5,954,672. Outstanding borrowings against this line of credit bear interest at 1.25% above the prime rate under the credit facility (9.50% at December 31, 2006). The loan and security agreement contains certain financial covenants with which the Company must comply including: minimum annual and quarterly net income tests, fixed-charge coverage ratio, and maximum annual capital expenditures. At December 31, 2006, the Company was not in compliance with the covenants, however, on March 23, 2007 the Company entered into an amendment to the Loan and Security Agreement which waived the non-compliance with these covenants. The amendment also lowered the quarterly net income covenant to a cumulative balance of $0 through September 30, 2007, and adjusted the fixed charge coverage ratio to 1.0 to 1.0 at December 31, 2007 and 1.2 to 1.0 as of the end of each fiscal quarter thereafter.

At December 31, 2005, the Company had a $6,000,000 line of credit with a commercial bank. At December 31, 2005 the Company owed $4,443,327 on the line of credit. Outstanding borrowings against the line of credit bore interest at 2% above the prime rate (9.25% at December 31, 2005). The line was repaid in March 2006.

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F—DEBT (Continued)

Notes payable

Notes payable consist of the following:

	December 31, 2006	December 31, 2005
Notes payable, stockholders, unsecured loans. The notes were repaid in August 2006. Interest was payable monthly ranging from 6–10%.	$—	$800,000
Note payable, bank. Interest was payable at the prime rate plus 2.5% (9.75% at December 31, 2005). The note was repaid in March, 2006	—	571,428
Note payable, bank, principal payable $41,667 monthly over thirty-five months commencing March 2006 for the period ended December 31, 2006. Interest was payable monthly at the prime rate plus 1.0% (9.25% at December 31, 2006)	1,083,333	—
Note payable, bank, principal payable $27,778 monthly over thirty-five months commencing December 2006. Interest was payable monthly at the prime rate plus 1.0% (9.25% at December 31, 2006)	944,445	—
Total	2,027,778	1,371,428
Less: current maturities	833,333	1,085,714
	$1,194,445	$285,714

Aggregate maturities of notes payable are as follows at December 31, 2006:

Years ending December 31:
2007	833,333
2008	833,333
2009	361,111

Letter of Credit

In November 2006 the Company issued a letter of credit to a vendor for $243,000 to support a customer order for products. In December 2006 the Company made a payment to the vendor for $81,543, and at December 31, 2006 the liability under the letter of credit was $161,458.

NOTE G—CAPITAL LEASE OBLIGATION

Equipment acquired under capital lease obligations is classified as property and equipment in the accompanying condensed consolidated financial statements and consisted of the following:

	December 31, 2006	December 31, 2005
Equipment	$439,031	$439,031
Less: accumulated depreciation	(188,945)	(66,921)
	$250,086	$372,110

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—CAPITAL LEASE OBLIGATION (Continued)

The capital lease obligations expire in 2009 and bear interest at 10.3% imputed based on the lessor’s implicit rate of return. Future minimum capital lease payments are as follows:

Amount
2007	133,897
2008	133,897
2009	13,404
Total	$281,198
Less: amount representing interest	33,847
Net present value of minimum lease payments	247,351
Less: current portion	116,973
$130,378

NOTE H—LEASE COMMITMENTS

The Company leases its facilities in Pennsylvania and Minnesota under agreements expiring between 2007 and 2011. Total rent expense for all leases were approximately $265,000, $305,000, and $181,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Future minimum lease payments required under the operating leases in effect subsequent to December 31, 2006 are approximately as follows:

Amount
2007	$223,100
2008	227,700
2009	232,200
2010	236,800
2011	241,500

NOTE I—RELATED PARTY TRANSACTIONS

Notes payable—stockholders

As described in Note F, the Company was indebted to certain stockholders for notes payable. Interest paid to Stockholders approximated $70,800, $52,500 and $24,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Support services

A stockholder of the Company owns another entity which provided the Company with shared occupancy, accounting, office and administrative services for the years ended December 31, 2006, 2005 and 2004 at costs of $0, $184,000, and $558,000, respectively.

Beginning in 2004, the Company has an agreement with a stockholder’s company whereby the Company transferred its warranty risks for extended battery warranties sold. Payments under this agreement approximated $158,000, $152,000 and $73,000 for the years ended December 31, 2006, 2005 and 2004, respectively. This same company also provides certain customers with technical support. Technical

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I—RELATED PARTY TRANSACTIONS (Continued)

support expenses were approximately $1,242,000, $460,000 and $528,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Beginning in May 2006, the Company has an agreement with a stockholder’s company to provide the Company with consulting services with respect to software development. Payments under this agreement approximated $116,000 for the year ended December 31, 2006.

During the years ended December 31, 2006, 2005 and 2004, a stockholder performed legal services for the Company at costs approximating $36,000, $134,000 and $28,000, respectively.

Due from related party

There is approximately $104,000 due from a related party at December 31, 2006 for the sale of certain hardware products. Such amount is classified as accounts receivable in the accompanying financial statements.

NOTE J—EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan covering substantially all employees. As allowed under Section 401(K) of the Internal Revenue Code, the plan provides tax deferred salary deductions for eligible employees. Company contributions are at the discretion of the board of directors. The Company did not make a contribution to the plan for the years ended December 31, 2006, 2005 or 2004.

NOTE K—CONCENTRATIONS OF CREDIT RISK

At December 31, 2006 and 2005, the Company had significant customer accounts receivable as follows:

	2006	2005
Company A	0%	23%
Company B	0%	17%

For the years ended December 31, 2006, 2005 and 2004, the Company had sales to significant customers as follows:

	2006	2005	2004
Company A	13%	11%	12%
Company B	0%	14%	5%

NOTE L—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

In July, 2006, the Company entered into employment agreements with three executives of the Company. The employment contracts expire in December 2008. In addition to the payment of total annual salaries of $925,000, in the aggregate, the employment agreements allow for the granting of 900,000 options and 1,500,000 warrants to purchase the Company’s common stock at an exercise price of $2.00 per share; which the company granted on November 29, 2006. The agreements also call for the payment of discretionary bonuses based upon revenue and net income targets that are set by the compensation committee of the board of directors. See Note N for additional information.

NOTE M—INCOME TAXES

Prior to the Merger discussed in Note B, the Company filed its Federal and state Income Tax Returns as a Sub-Chapter S Corporation. Therefore, any income tax liability from its operations was payable directly by its shareholders. As a result of the Merger, the Company’s Sub-Chapter S Corporation status was terminated on November 30, 2006. In accordance with SFAS 109, when the Company changes its tax status from a nontaxable Sub-Chapter S Corporation to a taxable C Corporation, deferred tax assets and liabilities shall be recognized for timing differences at the date that a nontaxable enterprise becomes a taxable enterprise. As a result, the Company recorded a net deferred tax asset of $151,760 with the offset being recorded as an income tax benefit in the statement of operations for the year ended December 31, 2006.

As of December 31, 2006, the Company has net operating losses (“NOL”) of approximately $608,000 which will be available to offset future taxable income. Included in the NOL’s are losses of $65,000 generated by New Age Translation, Inc. which are subject to restrictions under Internal Revenue Code Section 382, due to change in ownership in that entity. Therefore, the Company has recorded a valuation allowance against the net operating losses generated by New Age Translation, Inc. If not used, the NOL’s will expire beginning after 2024. The Company’s state NOL’s will also be subject to expiration in varying years starting in 2013 through 2026.

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Current income tax expense (benefit):	—	—	—
Federal	—	—	—
State	—	-	-
	—	—	—
Deferred income tax expense (benefit):
Federal	(1,452,070)	—	—
State	(234,894)	—	—
	(1,686,964)	—	—
Income tax expense (benefit)	(1,686,964)	—	—

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—INCOME TAXES (Continued)

The Company’s deferred tax assets and liabilities are as follows:

Net operating loss carryforwards	$240,134
Allowance for doubtful accounts	47,100
Inventory reserve	49,919
Deferred tax assets-current	337,153
Property and equipment	125,561
Intangible assets	(86,604)
Stock based compensation	1,336,529
Deferred tax assets-long-term	1,375,486
Total net deferred tax assets	1,712,639
Valuation allowance	(25,675)
$1,686,964

A reconciliation of the United States statutory income tax rate to the effective income tax rate for the twelve month period ended December 31, 2006 is as follows:

Tax at the Federal statutory rate	(1,427,570)	34.0%
State taxes	(213,504)	5.1%
Permanent differences	196,564	(4.7%)
Income taxable to S Corp. period	(90,694)	2.2%
Impact of change from S to C Corporate tax status	(151,760)	3.6%
Effective tax rate	(1,686,964)	40.2%

The following un-audited pro-forma tax provision was prepared as if the Company was a taxable entity for each of the three years in the period ended December 31, 2006.

	Year Ended December 31
(Unaudited)	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Tax at the Federal statutory rate	(1,427,570)	34.0%	231,391	34.0%	293,609	34.0%
Permanent differences	223,445	(5.3%)	37,928	5.6%	29,820	3.5%
Federal tax provision	(1,204,125)	28.7%	269,319	39.6%	323,429	37.5%
State & local tax provision (Net of Federal benefit)	(194,875)	4.6%	43,681	6.4%	48,571	5.6%
Total tax provision	(1,399,000)	33.3%	313,000	46.0%	372,000	43.1%

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N—EQUITY

On November 29, 2006, concurrent with the merger discussed in Note B, the Company closed a private placement of 8,500,000 shares of its common stock to accredited investors. The shares were sold for an aggregate purchase price of $17,000,000, before costs associated with the private placement of $2,020,825. The private placement was exempt from registration under the Securities Act of 1933 as amended (Securities Act), and Regulation D promulgated thereunder.

In connection with the private placement, the Company entered into a registration rights agreement with investors in the private placement, and certain consultants and advisors to InfoLogix whereby it agreed, to the extent permissible, to file within 90 days after the closing of the private placement a shelf registration statement with the U.S. Securities and Exchange Commission (SEC) covering the resale of (i) all shares of common stock issued in connection with the private placement and certain other transactions, and (ii) the shares of common stock underlying the warrants issued to certain consultants and advisors. The Company is obligated to maintain the effectiveness of the registration statement from its effective date through and until the first anniversary of the closing of the private placement, unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144(k) of the Securities Act. The Company also agreed to use its best efforts to have the registration statement declared effective by the SEC as soon as possible following filing. However, there are no specific penalty provisions in connection with the registration rights agreement and therefore the investors in the private placement are not entitled to receive any extra benefit if the registration does not occur.

The registration rights agreement contains a “market standoff” provision pursuant to which, in the context of an underwritten public offering, investors in the private placement will agree not to offer, sell, pledge or otherwise transfer or dispose of any of our securities for a period not to exceed the earlier of (i) 180 days following the date of a final prospectus relating to such pubic offering or (ii) the first anniversary of the closing date of the private placement.

NOTE O—STOCK BASED COMPENSATION EXPENSE

In November, 2006, the Company’s board of directors approved the 2006 Equity Compensation Plan (Plan). In accordance with the plan, the board of directors may grant options to purchase shares of our common stock to our employees, officers, consultants and non-employee directors. The Plan provides for the issuance of options to purchase up to 3,860,000 shares of our common stock. On November 29, 2006, the Company granted 617,000 incentive stock options to purchase common stock to employees at $2.00 per share. In addition, on November 29, 2006, the Company granted 1,495,000 nonqualified stock options to purchase the Company’s common stock to executive officers, directors and a consultant of the Company at $2.00 per share. The incentive stock options and the non-qualified options expire November 29, 2016.

The Plan also provides that employees, consultants and non-employee directors are eligible to receive nonqualified stock options, while only employees are eligible to receive incentive stock options. The incentive stock options offer employees certain tax advantages that are not available under nonqualified stock options. The board of directors, or a committee thereof whose members are appointed by the Board, administers the Plan, and has discretion in setting the terms of options granted to employees, consultants and non-employee directors.

Upon the closing of the Merger and the private placement as discussed in Note N, the Company granted 2,650,000 warrants to purchase shares of the Company’s common stock at $2.00 per share to

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O—STOCK BASED COMPENSATION EXPENSE (Continued)

certain officers, directors and consultants to the Company. The warrants vest 100% on the grant date and are exercisable 25% on the first anniversary and the remainder ratably on a monthly basis over the following three years.

Under SFAS 123(R), the Company estimated the fair value of stock options and warrants granted using the Black-Scholes valuation model and straight-line amortization. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Employee options typically vest with respect to 25% of the shares one year after the options’ grant date and the remainder ratably on an annual basis over the following three years. Director options typically vest with respect to 50% of the shares six months after the options’ grant date and the remainder ratably on a monthly basis over the following three years. Fully vested warrants were granted to employees and non-employee consultants that become exercisable ratably on a monthly basis over the following four year. These fully vested warrants were fully expensed as of December 31, 2006.

The fair value of options and warrants granted were estimated at the date of grant using the following assumptions:

Year ended December 31, 2006
Employee and Non-employee Stock Options and Warrants
Expected life in years	6.25
Risk-free interest rate	4.51%
Volatility	66.63%
Dividend yield	—
Fair value of grants	$1.47

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the year ended December 31, 2006, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the year ended December 31, 2006 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

For the year ended December 31, 2006, the recognized compensation cost for stock options and warrants granted to employees was $2,253,421. At December 31, 2006, the total compensation cost related to stock options granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $2,659,833, net of estimated forfeitures of $323,777. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. For the year ended December 31, 2006, the recognized compensation cost for warrants issued to consultants was $520,013. In addition, the

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O—STOCK BASED COMPENSATION EXPENSE (Continued)

Company recorded an income tax benefit of $1,336,529 related to the granting of the nonqualified options and warrants. See Note M for additional information.

NOTE P—SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

2006 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$16,439,964	$15,960,764	$15,331,675	$13,053,974
Gross profit	3,748,676	4,238,620	3,670,032	3,292,535
Net (loss) income	(2,529,714)	169,674	398,258	92,295
Basic net (loss) income per share	$(0.15)	$0.01	$0.03	$0.01
Diluted net (loss) income per share	$(0.15)	$0.01	$0.03	$0.01
Shares used in computing basic net income(loss) per share (in thousands)	16,480	12,500	12,500	12,500
Shares used in computing diluted net income(loss) per share (in thousands)	16,480	12,500	12,500	12,500

2005 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$16,121,982	$15,875,437	$12,878,506	$10,596,131
Gross profit	3,417,724	3,368,234	3,309,435	2,771,513
Net (loss) income	234,344	364,631	327,240	(245,652)
Basic net (loss) income per share	$0.02	$0.03	$0.03	$(0.02)
Diluted net (loss) income per share	$0.02	$0.03	$0.03	$(002)
S Shares used in computing basic net income(loss) per share (in thousands)	12,500	12,500	12,500	12,500
Shares used in computing diluted net income(loss) per share (in thousands)	12,500	12,500	12,500	12,500

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were designed to ensure that the information the Company is required to disclose in its reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that the Company is required to disclose in its Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities Exchange Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to, and will be contained in our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II-Valuation and Qualifying Account

INFOLOGIX, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNT

	Allowance for Doubtful Receivables and Sales Returns	Reserve for Excess and Obsolete Inventory
Balance at December 31, 2003	$0	$105,000
Charges to operations	100,000	0
Deductions	0	(65,000)
Balance at December 31, 2004	100,000	40,000
Charges to operations	95,482	35,000
Deductions	(95,482)	0
Balance at December 31, 2005	100,000	75,000
Charges to operations	20,000	123,965
Deductions	0	0
Balance at December 31, 2006	$120,000	$198,965

(b)          Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger between New Age Translation, Inc., INFLX Acquisition Corp. and InfoLogix, Inc. dated as of November 29, 2006 (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K dated December 5, 2006).

3.1	Certificate of Incorporation of New Age Translation, Inc. (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K dated November 28, 2006).
3.2

Certificate of Amendment of New Age Translation, Inc. changing corporate name to InfoLogix, Inc (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K dated December 5, 2006).

3.3	By-laws of New Age Translation, Inc. (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K dated November 28, 2006).
4.1	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Warren V. Musser (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K dated December 5, 2006).
4.2	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Michael M. Carter (incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K dated December 5, 2006).
4.3	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Karen Keating Mara (incorporated herein by reference to Exhibit 4.3 of our Current Report on Form 8-K dated December 5, 2006).
4.4	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and David T. Gulian (incorporated herein by reference to Exhibit 4.4 of our Current Report on Form 8-K dated December 5, 2006).

4.5	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Richard D. Hodge (incorporated herein by reference to Exhibit 4.5 of our Current Report on Form 8-K dated December 5, 2006).
4.6	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Craig A. Wilensky (incorporated herein by reference to Exhibit 4.6 of our Current Report on Form 8-K dated December 5, 2006).
4.7	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Fairmount Partners LP (incorporated herein by reference to Exhibit 4.7 of our Current Report on Form 8-K dated December 5, 2006).
10.1

Registration Rights Agreement dated as of November 29, 2006 by and among InfoLogix, Inc. and the investors set forth on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K dated December 5, 2006).

10.2

Employment Agreement dated as of July 17, 2006 by and between David T. Gulian and InfoLogix, Inc. (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K dated December 5, 2006).

10.3

Employment Agreement dated as of September 18, 2006 by and between John A. Roberts and InfoLogix, Inc. (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K dated December 5, 2006).

10.4

Employment Agreement dated as of July 17, 2006 by and between Richard D. Hodge and InfoLogix, Inc. (incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K dated December 5, 2006).

10.5

Employment Agreement dated as of July 17, 2006 by and between Craig A. Wilensky and InfoLogix, Inc. (incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K dated December 5, 2006).

10.6	New Age Translation, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K dated November 28, 2006).
10.7

Consulting Agreement effective as of July 17, 2006 by and between Corrugated Service Corp. d/b/a Amtech and InfoLogix, Inc (incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K dated December 5, 2006).

10.8

Services Agreement effective as of July 17, 2006 by and between Futura Services, Inc. and InfoLogix, Inc (incorporated herein by reference to Exhibit 10.8 of our Current Report on Form 8-K dated December 5, 2006).

10.9

Amendment dated October 9, 2006 to Services Agreement dated as of July 17, 2006 by and between Futura Services, Inc. and InfoLogix, Inc (incorporated herein by reference to Exhibit 10.9 of our Current Report on Form 8-K dated December 5, 2006).

10.10

Advisory Agreement dated as of July 17, 2006 by and between Warren V. Musser and InfoLogix, Inc (incorporated herein by reference to Exhibit 10.10 of our Current Report on Form 8-K dated December 5, 2006).

10.11

Form of Lock-up Agreement between the former stockholders of InfoLogix, Inc. and InfoLogix, Inc (incorporated herein by reference to Exhibit 10.11 of our Current Report on Form 8-K dated December 5, 2006).

10.12

Loan and Security Agreement between InfoLogix Inc., OPT Acquistion LLC, Embedded Technologies, LLC and Sovereign Bank dated March 16, 2006 (incorporated herein by reference to Exhibit 10.12 of our Current Report on Form 8-K dated December 5, 2006).

10.13

First Amendment to Loan and Security Agreement between InfoLogix Inc., OPT Acquisition LLC, Embedded Technologies, LLC and Sovereign Bank (incorporated herein by reference to Exhibit 10.13 of our Current Report on Form 8-K dated December 5, 2006).

10.14

Second Amendment to Loan and Security Agreement between InfoLogix Inc., OPT Acquisition LLC, Embedded Technologies, LLC and Sovereign Bank (incorporated herein by reference to Exhibit 10.14 of our Current Report on Form 8-K dated December 5, 2006).

10.15	Securities Pledge Agreement between New Age Translation, Inc. and Sovereign Bank (incorporated herein by reference to Exhibit 10.15 of our Current Report on Form 8-K dated December 5, 2006).
10.16	Surety Agreement between New Age Translation, Inc. and Sovereign Bank (incorporated herein by reference to Exhibit 10.16 of our Current Report on Form 8-K dated December 5, 2006).
10.17	Third Amendment to Loan and Security Agreement between InfoLogix Inc., OPT Acquisition LLC, Embedded Technologies, LLC and Sovereign Bank.*
10.18	Securities Pledge Agreement between InfoLogix Systems Corporation and Sovereign Bank.*
21	Direct and Indirect Subsidiaries of the Registrant.*
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)          Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on March 29, 2007.

INFOLOGIX, INC.
By:	/s/ DAVID T. GULIAN
David T. Gulian
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 29, 2007.

Signatures	Title(s)
/s/ WARREN V. MUSSER	Chairman of the Board of Directors
Warren V. Musser
/s/ DAVID T. GULIAN	President, Chief Executive Officer and Director
David T. Gulian	(Principal Executive Officer)
/s/ JOHN A. ROBERTS	Chief Financial Officer
John A. Roberts	(Principal Financial and Accounting Officer)
/s/ WAYNE D. HOCH	Director
Wayne D. Hoch
/s/ RICHARD D. HODGE	Director
Richard D. Hodge
/s/ THOMAS C. LYNCH	Director
Thomas C. Lynch
/s/ THOMAS O. MILLER	Director
Thomas O. Miller
/s/ JAKE STEINFELD	Director
Jake Steinfeld
/s/ CRAIG A. WILENSKY	Director
Craig A. Wilensky
/s/ RICHARD A. VERMEIL	Director
Richard A. Vermeil

Exhibit Number	Description
10.17	Third Amendment to Loan and Security Agreement between InfoLogix Inc., OPT Acquisition LLC, Embedded Technologies, LLC and Sovereign Bank.
10.18	Securities Pledge Agreement between InfoLogix Systems Corporation and Sovereign Bank.
21	Direct and Indirect Subsidiaries of the Registrant.
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.