Form 10-Q
period 2007-03-31
InfoLogix Inc
filed 2007-05-15
CIK 1315320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 333-125575

INFOLOGIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1983837
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

101 E. County Line Road Hatboro, PA (Address of principal executive offices)	19040 (Zip code)

(215) 604-0691
(Registrant’s telephone number, including area code)

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

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at May 11, 2007

Common Stock, $.00001 par value per share	24,133,823 Shares

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.

INFOLOGIX, INC.
Consolidated Balance Sheets

ASSETS
	(Unaudited)
	March 31,	December 31,
	2007	2006
Currents assets:
Cash and cash equivalents	$11,525,697	$12,882,044
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $135,600 and $120,000)	10,187,211	11,797,265
Finished goods inventory, net	2,272,680	2,227,201
Prepaid expenses and other current assets	1,052,309	906,793
Deferred tax assets	106,929	311,478
Total current assets	25,144,826	28,124,781

Property and equipment, net	1,766,823	1,440,338
Intangible assets, net	781,897	871,976
Deferred tax assets	2,289,135	1,375,486
Total assets	$29,982,681	$31,812,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,987,646	$6,584,489
Line of credit	6,524,784	5,954,672
Current portion of notes payable — bank	833,333	833,333
Current portion of capital lease obligations	95,591	116,973
Sales tax payable	236,430	342,064
Accrued expenses	1,120,578	767,967
Total current liabilities	13,798,362	14,599,498

Notes payable - bank, net of current maturities	1,055,556	1,194,445
Capital lease obligations, net of current maturities	90,832	130,378
Total liabilities	14,944,750	15,924,321

Commitments and Contingencies (Note J)

Stockholders’ equity:
Preferred stock, par value $.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.00001; authorized 100,000,000 shares; issued and outstanding 23,595,663 shares	236	236
Additional paid in capital	18,052,374	17,802,373
Accumulated deficit	(3,014,679)	(1,914,349)
Total stockholders’ equity	15,037,931	15,888,260

Total liabilities and stockholders’ equity	$29,982,681	$31,812,581

The accompanying notes are an integral part of these  unaudited consolidated financial statements.

INFOLOGIX, INC.

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006
Revenues	$12,877,673	$13,053,974

Cost of revenues	9,536,985	9,761,439

Gross profit	3,340,688	3,292,535

Selling, general and administrative expenses	5,177,034	3,061,972

Operating (loss) income	(1,836,346)	230,563

Interest income	158,411	—
Interest expense	(131,495)	(138,268)

Income (loss) before income tax benefit	(1,809,430)	92,295

Income tax benefit	709,100	—

Net (loss) income	$(1,100,330)	$92,295

(Loss) earnings per share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

Weighted average shares outstanding:
Basic	23,595,663	12,500,000
Diluted	23,595,663	12,500,000

The accompanying notes are an integral part of these

 unaudited consolidated financial statements.

INFOLOGIX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$(1,100,330)	$92,295
Adjustments to reconcile net income (loss) to operating cash flow:
Depreciation and amortization	287,487	258,877
Allowance for doubtful accounts receivable	15,600	—
Share based compensation	250,001	—
Deferred income tax benefit	(709,100)	—
Changes in:
Accounts receivable	1,594,454	1,841,785
Finished goods inventory	(45,479)	225,431
Prepaid expenses & other current assets	(145,516)	(218,816)
Accounts payable	(1,596,843)	(2,173,001)
Sales tax payable	(105,634)	12,681
Accrued expenses	352,611	100,719
Deferred revenue	—	23,940

Net cash provided by (used in) operating activities	(1,202,749)	163,911

Investing activities:
Acquisition of property and equipment	(523,893)	(252,522)
Net cash used in investing activities	(523,893)	(252,522)

Financing activities:
Proceeds from long-term debt	-	1,500,000
Repayment of long-term debt & capital leases	(199,817)	(642,339)
Net borrowings (repayments) from line of credit	570,112	(794,070)
Net cash provided by financing activities	370,295	63,591

Net change in cash and cash equivalents	(1,356,347)	(25,020)

Cash and cash equivalents at beginning of year	12,882,044	447,901

Cash and cash equivalents at end of quarter	$11,525,697	$422,881

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Infologix, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006 should be read in conjunction with these consolidated financial statements.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE A—MERGER

On November 22, 2006, New Age Translation, Inc., a Nevada corporation (“New Age-NV”) was merged with and into New Age Translation, Inc., a Delaware corporation (“New Age-DE”), for the sole purpose of changing the state of incorporation from Nevada to Delaware pursuant to a Certificate of Ownership and Merger dated November 22, 2006 and approval by the stockholders on November 22, 2006. Under the terms of the Certificate of Ownership, each share of New Age-NV was exchanged for 3.18877518427542 shares of New Age-DE, or an aggregate of 18,539,539 shares. On November 22, 2006, 15,943,876 shares of common stock of New Age-DE were cancelled and 2,595,663 shares of common stock of New Age-DE remained outstanding.

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

Pursuant to the terms and conditions of the Merger Agreement, each share of InfoLogix common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 25,000 shares of New Age-DE common stock. As a result, 12,500,000 shares of New Age common stock were issued to the stockholders of InfoLogix. Immediately after closing of the Merger on November 29, 2006, there were 15,095,663 shares of New Age-DE common stock issued and outstanding, approximately 82.8% of which shares are currently held by the former stockholders of InfoLogix.

On November 29, 2006, concurrent with the Merger, the Company closed on a private placement of 8,500,000 shares of its common stock to accredited investors. The shares were sold for an aggregate purchase price of $17,000,000 before costs associated with the private placement of $2,020,825.  The private placement was exempt from registration under the Securities Act of 1933 as amended.

The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with GAAP. Under this method of accounting, New Age-DE was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of InfoLogix issuing stock for the net monetary assets of New Age-DE, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of InfoLogix and related recapitalization.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

InfoLogix, Inc. (the “Company”) provides mobile intelligence technology solutions by enabling real time data communications anywhere in an enterprise. The Company provides wireless network design, hardware, software, consulting, system integration and network management solutions.

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

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt including historical experience and current economic and market conditions. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Revenue recognition

Revenue consists primarily of sales of wireless products. Sales revenue is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. The Company also realizes revenue from the sale of component warranties on their wireless mobile products as well as from the sale of proprietary learning technologies. Warranty revenue is recognized upon execution of the warranty agreement. There is no associated warranty risk as the Company has contracted with another party to fully assume all risks and obligations. Revenue from the sale of proprietary learning technologies is recognized upon delivery and acceptance by the customer. We present sales tax liability on a net basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-03. Sales are not grossed up with the attendant taxes and deducted as a separate line item.

Advertising costs

Advertising costs are expensed when incurred and approximated $83,000 and $88,000 for the three months ended March 31, 2007 and 2006, respectively.

In accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, certain cooperative advertising reimbursements are netted against specific, identifiable costs incurred in connection with the selling of the vendor’s product. Cooperative advertising reimbursement of approximately $25,000 and $40,000 for the three months ended March 31, 2007 and 2006, respectively, were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expenses in the consolidated statements of operations.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.   For the three months ended March 31, 2007, the Company recorded an income tax benefit amounting to $709,100 related primarily to the net operating loss incurred during this period.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company determined that there were no material liabilities for tax benefits for past years and the current period.

The Company has determined that any future interest accrued, related to unrecognized tax benefits, will be included in interest expense. In the event the Company must accrue for penalties as a result of FIN 48, they will be included as an operating expense.

Prior to the Merger discussed in Note A, the Company filed its Federal and State Income Tax Returns as a Sub-Chapter S Corporation.  Therefore, any income tax liability from its operations was payable directly by its shareholders. The Company’s Sub-Chapter S Corporation status was terminated on November 29, 2006, the date of the Merger.  As a result, the results of operations for the three months ended March 31, 2006 do not include an income tax provision. The unaudited pro-forma income tax rate for the three months ended March 31, 2006 was 33.3%.

Stock based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, under the modified prospective method which requires that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied.

For the three months ended March 31, 2007, the recognized compensation cost for stock options and warrants granted to employees during 2006 was $250,001.  In addition, the Company recorded an income tax benefit of $98,750 related to the granting of the nonqualified options and warrants.

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

As discussed above, there is no provision for income taxes for the period ended March 31, 2006.  The unaudited pro-forma results of operations for the three months ended March 31, 2006 and related income per share are as follows:

(Unaudited pro-forma results of operations)
Income before income taxes	$92,295
Pro-forma income tax expense	30,734
Pro-forma net income	$61,561
Pro-forma earnings per share:
Basic	$.005
Diluted	$.005

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates are required in accounting for inventory costing, asset valuations and amortization. Actual results could differ from those estimates.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

NOTE C—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2007	December 31, 2006
Demonstration and evaluation equipment	$2,634,986	$2,477,581
Equipment	1,270,056	973,664
Furniture and fixtures	365,989	295,425
Leasehold improvements	40,587	40,587
	4,311,618	3,787,257
Less: accumulated depreciation	(2,544,795)	(2,346,919)
	$1,766,823	$1,440,338

Depreciation expense was $197,876 and $141,411 for the three months ended March 31, 2007 and 2006, respectively.

NOTE D—INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2007	December 31, 2006
Patents	$639,881	$639,881
Less: accumulated amortization	(592,661)	(576,921)
	47,220	62,960
Computer software	411,765	411,765
Less: accumulated amortization	(111,834)	(79,558)
	299,931	332,207
Developed technology	457,057	457,525
Less: accumulated amortization	(410,686)	(390,716)
	46,371	66,809
License fees	515,000	515,000
Less: accumulated amortization	(126,625)	(105,000
	388,375	410,000
Total net intangible assets	$781,897	$871,976

Developed technology relates primarily to wearable computer and cart technology which is not patented. Amortization expense related to intangible assets was $89,611 and $117,466 for the three months ended March 31, 2007 and 2006, respectively.

NOTE E—DEBT

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

Lines of credit

At March 31, 2007, the outstanding balance of the line of credit was $6.5 million and bears interest at 1.25% above the bank’s prime rate under the credit facility (9.5%). At December 31, 2006, the outstanding balance on the line of credit was $6.0 million.

Notes payable

Notes payable consist of the following:

	March 31, 2007	December 31, 2006
Note payable, bank, principal payable $41,667 monthly over thirty-five months commencing March 2006. Interest was payable monthly at the prime rate plus 1.0% (9.25% at March 31, 2007)	$1,000,000	$1,083,333
Note payable, bank, principal payable $27,778 monthly over thirty-five months commencing December 2006. Interest was payable monthly at the prime rate plus 1.0% (9.25% at March 31, 2007)	888,889	944,445
Total	1,888,889	2,027,778
Less: current maturities	833,333	833,333
	$1,055,556	$1,194,445

Letter of Credit

In November 2006 the Company issued a letter of credit to a vendor for $243,000 to support a customer order for products. At  March 31, 2007 and December 2006 the Company had a liability under the letter of credit of $0 and $161,458  respectively.

NOTE F—CAPITAL LEASE OBLIGATION

The capital lease obligations expire in 2009 and bear interest at 10.3% imputed based on the lessor’s implicit rate of return. Future minimum capital lease payments are as follows:

Amount
2007, remainder of	$82,764
2008	110,352
2009	12,646
Total	$205,762
Less: amount representing interest	19,339
Net present value of minimum lease payments	186,423
Less: current portion	95,591
$90,832

The Company leases furniture and fixtures and computer equipment under capital leases.  Assets under capital leases included in property and equipment are as follows:

	March 31, 2007	December 31, 2006
Furniture and Fixtures	$248,372	$248,372
Computer Equipment	112,215	112,215
	360,587	360,587
Less: accumulated depreciation	(173,735)	(151,965)
	$186,852	$208,622

NOTE G—LEASE COMMITMENTS

The Company leases its facilities in Pennsylvania and Minnesota under agreements expiring between 2007 and 2011. Total rent expense for all leases was approximately $55,780 and $42,472 for the three months ended March 31, 2007 and 2006, respectively.

Future minimum lease payments required under the operating leases in effect subsequent to March 31, 2007 are approximately as follows:

Amount
2007, remainder of	$167,325
2008	227,700
2009	232,200
2010	236,800
2011	241,500

NOTE H—RELATED PARTY TRANSACTIONS

Notes payable—stockholders

The Company was indebted to certain stockholders for notes payable. Interest paid to stockholders approximated $36,000 at March 31, 2006.  The notes were paid in full in March 2006.

Support services

Beginning in 2004, the Company has an agreement with a stockholder’s company whereby the Company transferred its warranty risks for extended warranties sold and technical support services provided on behalf of certain Company’s customers. Under the agreement, the Company was charged $452,305 and $85,958 for the three months ended March 31, 2007 and 2006, respectively, and made payments under this agreement of $442,206 and $66,545 for the three months ended March 31, 2007 and 2006, respectively.

Due from related party

There was approximately $81,551 and $116,956 due from a related party at March 31, 2007 and December 31, 2006 for the sale of certain hardware products. These amounts are classified as accounts receivable in the accompanying financial statements.

NOTE I—CUSTOMER AND VENDOR CONCENTRATIONS

For the three months ended March 31, 2007 and 2006, the Company had sales to significant customers as follows:

	2007	2006
Customer A	10%	20%
Customer B	17%	0%

For the three months ended March 31, 2007 and 2006, the Company had a significant vendor providing hardware as follows:

	2007	2006
Vendor A	34%	42%

NOTE J—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE K—INCOME TAXES

In determining our current income tax provision, the Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are recorded in the Company’s consolidated balance sheets.  A valuation allowance is provided to the extent tax assets are not likely to be recovered.  The Company has recorded a valuation allowance against the Company’s gross deferred tax assets of approximately $25,000, which allowance has remained unchanged since December 31, 2006.

As of March 31, 2007, the Company has net operating losses (“NOL”) of approximately $2,040,000 which will be available to offset future taxable income.  Included in the NOL’s are losses of $65,000 generated by New Age Translation, Inc. which are subject to restrictions under Internal Revenue Code Section 382, due to change in ownership in that entity.  Therefore, the Company has recorded a valuation allowance against the net operating losses generated by New Age Translation, Inc.  If not used, the NOL’s will expire beginning after 2024.  The Company’s state NOL’s will also be subject to expiration in varying years starting in 2013 through 2027.

NOTE L—SUBSEQUENT EVENTS

On April 9, 2007, the Company entered into a merger agreement pursuant to which DDMS Holdings, LLC (“DDMS”) merged with and into the Company’s newly formed wholly-owned subsidiary InfoLogix-DDMS, Inc.  As a result of the merger, which closed on April 9, 2007, the Company acquired all of the assets of DDMS, which primarily consists of patents, patent applications and other intellectual property related to radio frequency identification technology.  The purchase price paid by the Company consisted of $200,000 in cash and 400,000 shares of the Company’s common stock.  The shares of common stock are subject to a one-year lock-up period.

Under the merger agreement, the Company agreed to commit funds as it deems necessary toward the maintenance and expansion of the patents and patent applications acquired as a result of the merger (the “Patents”), including a minimum of $250,000 before April 9, 2008.  If the Company determines not to maintain or procure a Patent or invention acquired as a result of the merger in a certain jurisdiction, the two former owners of DDMS (the “Shareholders”) have the right to purchase the rights to the Patent or invention in that jurisdiction for $1.00.

In connection with the merger, the Company entered into a ten-year consulting agreement with LM Consulting LLC (the “Consultant”), an entity wholly-owned by the Shareholders.  Under the consulting agreement, the Consultant will provide up to 20 hours of consulting services per month.  The consulting services will be rendered by the Shareholders, who are the original inventors of the Patents, and will consist of services related to the commercialization and development of the Patents and other intellectual property acquired in the merger.  The Consultant is entitled to receive a consulting fee during the term of the consulting agreement equal to 36% of the revenue generated by the Patents after deducting (i) certain expenses related to the generation of those revenues and (ii) a portion of the funds expended by the Company in maintaining and expanding the Patents.  The consulting agreement contains customary non-competition, non-solicitation, confidentiality and assignment of inventions provisions.

On May 10, 2007, the Company, through its wholly-owned subsidiary InfoLogix Systems Corporation, acquired certain assets of AMTSystems, Inc. (“AMT”) pursuant to an asset purchase agreement dated as of May 10, 2007.  The acquired assets include the rights to existing relationships with customers, vendors and partners, and the intellectual property rights behind AMT’s clinical and financial mobility solutions for healthcare.  The purchase price paid by the Company consisted of $100,000 in cash and 138,160 shares of the Company’s common stock at closing, and $500,000 in cash, plus interest, payable in 72 equal monthly installments of $8,766.22.  The shares of common stock are unregistered and are subject to a two-year lock-up.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our financial condition and results of operations.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report and our annual report filed with the U.S. Securities and Exchange Commission on Form 10-K.  Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation.

Overview and Outlook

We provide mobile intelligence technology solutions principally to the healthcare, retail, distribution, and transportation markets in North America.  Our business is organized to provide consulting, business software applications, managed services, mobile workstations, devices and other hardware products, and wireless communications infrastructure. Our professional services and products utilize proprietary software and radio frequency identification (RFID) technologies that enhance workflow and customer care using real-time information, and proprietary learning technologies for business-to-business applications. We deliver our products and professional services to customers utilizing mobile applications that run on handheld computers, cell phones, tablet computing devices and mobile workstations, and that operate with existing enterprise software solutions.

We are positioned at the convergence of the growing enterprise mobility, healthcare information technology and RFID markets. The market for enterprise mobility solutions is projected to be a $21 billion market by 2008 driven by rapid adoption within industries such as healthcare, manufacturing/distribution and retail for the purposes of streamlining data sharing and communication, according to Venture Development Corporation (VDC) research published in September 2005. The Hospital Information Systems (HIS) market is estimated to grow from $52 billion today to $61 billion by 2009 according to Health Industry Insights research published in February 2006.  Additionally, the RFID technology industry is also experiencing rapid adoption, with analysts projecting market growth from $2 billion today to $25 billion by 2015 according to Gartner research published in November 2005.

An important component of our strategy is to continue to build and, when necessary, defend our intellectual property portfolio. We file patent applications to protect technology, innovations and improvements that we consider important to the development of our business and throughout our history we have proactively invested in and acquired intellectual property assets.  We continue to partner and invest to develop, capture and deliver unique, high-quality, differentiated and cost-effective mobile intelligence technology solutions for our customers. We have 19 issued patents in the U.S. related to wearable computers and surrounding RFID technology that manages proper medication delivery and administration. We also have 15 patent applications pending with the U.S. Patent and Trademark Office related to medication delivery and administration and a proprietary power solution specifically designed for mobile workstations, a system and method for live interactive distance learning, and related mobile wireless computer systems.  The patents for which we have received a final issuance have remaining legal lives that vary from 5 to 17 years.

Key indicators of our financial condition and operating performance

As the result of the private placement and merger we consummated in November 2006, we are transitioning from a private to publicly-traded company. We are making select investments in operations, sales and marketing to support our anticipated growth and various public company compliance requirements. Our management is also focused on identifying and completing professional services and technology related acquisitions to broaden our service offerings and establish us as a leader in enterprise mobility solutions. Management must manage the growth of the business and provide infrastructure to support it, particularly related to executing against our sales and marketing plans, and developing technologies that will differentiate us in the markets we serve. We have experienced improved gross margins, but have yet to reach optimal financial metrics related to cash flow and operating margins as we support the anticipated future growth of our business.

Characteristics of our revenue and expenses

We generate our revenue through the resale of wireless and mobile hardware and systems, including computers, peripherals, and related products under which the revenue is recognized. Sales revenue on product is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. We also generate revenue from the sale of extended warranties on certain components. Revenue from the sale of component warranties is recognized upon execution of the warranty agreement. There is no associated warranty risk as we have contracted with a third party to fully assume all risks and obligations. We also generate revenue from professional services, primarily on a project basis, under which revenue from the sale of our proprietary learning technologies is recognized upon acceptance of our deliverables by clients.

Payments received in advance of services performed are recorded as deferred revenue.  Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenue recognized in excess of amounts billed and project cost is included in accounts receivable and other receivables on our balance sheet.

Cost of revenue primarily consists of all expenses that are directly attributable to our business and include the costs associated with professional services, the purchase, for resale, of wireless and mobile hardware and systems, including computers, peripherals, and related products. Fluctuations in our gross margin may occur due to changes in our ability to obtain discounts on product sales or our ability to negotiate higher margins on sales contracts with large customers.

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

In making the complex or subjective assumptions and judgments with respect to applying its critical accounting policies, management considers, among other factors:

•                  events and changes in market and economic conditions;

•                  estimated future cash flows from operations; and

•                  the risk of loss on specific accounts or amounts.

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2007 and 2006, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments related to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. Please refer to our Annual Report on Form 10-K for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

Results of Operations

Three Months ended March 31, 2007 compared with the Three Months ended March 31, 2006

Revenues were $12.9 million for the three months ended March 31, 2007, compared to $13.1 million for the three months ended March 31, 2006, a decrease of $0.2 million or 1.4%. The decrease in revenue was due to a decrease in the number of mobile workstations that shipped in the comparable periods which was partially offset by an increase in the number of third-party wireless hardware implementations delivered.

Our cost of sales was $9.5 million for the three months ended March 31, 2007, compared to $9.8 million for the three months ended March 31, 2006, a decrease of $0.2 million or 2.3%. Our gross profit was $3.3 million for the three months ended March 31, 2007, compared to $3.3 million for the three months ended March 31, 2006, an increase of $0.05 million or 1.5%, resulting in a gross margin of 25.9% at March 31, 2007, up from 25.2% at March 31, 2006. The increase in our gross margin is the result of increased margins earned from our mobile workstation hardware, and the increased sales volume of our higher margin third-party warranty sales.

Our selling, general and administrative expenses were $5.2 million for the three months ended March 31, 2007, compared with $3.1 million for the three months ended March 31, 2006, an increase of $2.1 million, or 69.1%.  These expenses increased as the result of an increase in our selling expenses to $2.6 million in the three months ended March 31, 2007 from $1.6 million in the three months ended March 31, 2006, an increase of $1.0 million, or 62.5%, as the result of our expanded national sales force. Our general and administrative expenses increased to $2.6 million in the three months ended March 31, 2007 from $1.5 million in the three months ended March 31, 2006, an increase of $1.1 million, or 76.2%, as the result of an increased level of administrative support staff and higher professional fees associated with our internal controls and compliance requirements and approximately $0.3 million of FAS 123R compensation expenses incurred as the result of incentive stock options granted to employees.

Our interest expense, which is derived from our credit line, term loan and stockholders’ loans was $131 thousand for the three months ended March 31, 2007, compared to approximately $138 thousand for the three months ended March  31, 2006, a decrease of $7 thousand or 4.9%. Our interest earned on cash and cash equivalents was approximately $158 thousand for the three months ended March 31, 2007, compared to $0 for the three months ended March 31, 2006, an increase of $158 thousand.  Interest income in the three months ended March 31, 2007 was the result of an increase in cash due to the financing transaction completed in November 2006.

Our depreciation and amortization expense increased to $287 thousand for the three months ended March 31, 2007 from $259 thousand for the three months ended March 31, 2006, an increase of $28 thousand or 11.1% as the result of a greater number of demonstration units deployed to our expanded sales force and additional investments in computer equipment.

Our net loss was $1.1 million for the three months ended March 31, 2007, compared with net income of $0.1 million for the three months ended March 31, 2006, a decrease of $1.2 million. Net income declined primarily due to increased selling expenses related to our expanded national sales force, increased levels of professional services associated with public company disclosure requirements and FAS 123R compensation expenses incurred as the result of issuing incentive stock options to employees.

As a result of the merger, InfoLogix Systems Corporation Sub-Chapter S Corporation status was terminated on November 29, 2006.  In accordance with SFAS 109, when the Company changes its tax status from a nontaxable corporation to a taxable corporation, deferred tax assets and liabilities are recognized for timing differences at the date that a nontaxable enterprise becomes a taxable enterprise.  The Company recorded a net deferred tax asset of approximately $0.7 million with the offset being recorded as an income tax benefit in the statement of operations for the quarter ended March 31, 2007. No net income tax benefit or offsetting net deferred tax asset was recorded in the first quarter ended March 31, 2006 since our operating subsidiary InfoLogix Systems Corporation elected to be taxed under the provisions of Sub-Chapter S of the Internal Revenue Code whereby our individual stockholders reported their share of the corporate income on their personal federal and state income tax returns.

As of March 31, 2007, the Company had net operating losses (“NOL”) of approximately $2.0 million which will be available to offset future taxable income.  Included in the NOL’s are losses of $65,000 generated by New Age Translation, Inc., the predecessor to InfoLogix, Inc., which are subject to restrictions under Internal Revenue Code Section 382, due to the change in ownership in that entity. Therefore, the Company has recorded a valuation allowance against the net operating losses generated by New Age Translation, Inc.  If not used, the NOL’s will expire beginning in the year 2025.  The Company’s state NOL’s will also be subject to expiration in varying years starting in 2013 through 2027.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $11.5 million, compared to $12.9 million at December 31, 2006.  We have used, and plan to use, such cash for general corporate purposes, including working capital as well as acquisitions. Net cash used in operating activities for the three months ended March 31, 2007 was $1.2 million, primarily the result of net losses from operations. Net cash used in investing activities was $0.5 million for the three months ended March 31, 2007, primarily used to acquire demonstration and office equipment.  Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2007, primarily due to the net increase from borrowings under our asset-based line of credit, and the proceeds from a term loan from our senior secured lender, and partially offset by the repayment of unsecured notes to stockholders and the principal payments under the terms of our senior-secured note.

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

Line of Credit and Term Loan

In March 2006, we executed a Loan and Security Agreement with a bank.  Under the terms of the agreement and subsequent amendments, the bank provided us with an $8.5 million line of credit and two term loans amounting to $1.5 million and $1.0 million, respectively.  The proceeds from the loans were used to pay off existing loans and to provide working capital.  The loans are collateralized by all of the tangible and intangible assets of InfoLogix Systems Corporation, as well as a pledge of all of the common stock of InfoLogix Systems Corporation. At March 31, 2007, the outstanding balance of the line of credit is $6.5 million, and $1.9 million on the two term loans. The loan and security agreement contains certain financial covenants with which we must comply including:  minimum annual and quarterly net income tests, a fixed-charge coverage ratio, and maximum annual capital expenditures. On March 23, 2007 we entered into an amendment to the Loan and Security Agreement which waived the non-compliance with these covenants. The amendment also lowered the quarterly net income covenant to a cumulative balance of $0 through September 30, 2007, and adjusted the fixed charge coverage ratio to 1.0 to 1.0 at December 31, 2007 and 1.2 to 1.0 as of the end of each fiscal quarter thereafter.

Off Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

New Accounting Standards

Several new accounting standards have been issued and adopted, except for SFAS No. 159, which the Company has not yet adopted. None of these standards had a material impact on our financial position, results of operations, or liquidity.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109,   Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of evaluating the impact SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. We are in the process of evaluating the impact that SFAS 159 will have on our consolidated financial statements.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.  Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

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

•              inability to attract or retain qualified personnel, including sales and marketing, and scientific personnel; and

•              other specific risks that may be referred to in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006, including those under “Risk Factors.”

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, current expectations, forecasts, and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We do not undertake any obligation to update any forward-looking statements or other information contained herein, except as required by federal securities laws.  You should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved.  We have disclosed important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and elsewhere in this report.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources, and we cannot assure you of the accuracy or completeness of the data included in this report.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.  We undertake no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.  See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 for a more detailed discussion of uncertainties and risks that may have an impact on future results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Two of the main risks associated with these investments are interest rate risk and credit risk.  Typically, when interest rates rise, there is a corresponding decline in the market value of debt securities.  Fluctuations in interest rates would not have a material effect on our financial statements because of the short-term nature of the securities in which we invest and our intention to hold the securities to maturity.  Credit risk refers to the possibility that the issuer of the debt securities will not be able to make principal and interest payments.  We have limited the investments to investment grade or comparable securities and have not experienced any losses on our investments to date due to credit risk.

The fair value of our cash and short-term investment portfolio at March 31, 2007, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of our long-term debt at March 31, 2007, including current maturities, was approximately $1.9 million. Our long-term debt is set at the prime rate plus 1.0% (9.25% at March 31, 2007).

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we have become and might in the future become involved in legal actions relating to its business. In management’s opinion, the resolution of any such pending legal actions are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Offerings

None.

Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Exhibit No.	Description
10.1

Third Amendment and Modification to Loan and Security Agreement between InfoLogix, Inc., OPT Acquisition LLC, Embedded Technologies, LLC and Sovereign Bank, dated as of March 23, 2007 (incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.2

Securities Account Pledge Agreement between InfoLogix, Inc., OPT Acquisition LLC, Embedded Technologies, LLC and Sovereign Bank, dated as of March 23, 2007 (incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

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

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on May 15, 2007.

INFOLOGIX, INC.

By:	/s/ David T. Gulian
David T. Gulian
President and Chief Executive Officer

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and Principal Accounting Officer