Form 10-Q
period 2007-06-30
InfoLogix Inc
filed 2007-08-14
CIK 1315320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

Large accelerated filer  ☐                Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at August 1, 2007
Common Stock, $.00001 par value per share	24,133,823 Shares

PART I - FINANCIAL INFORMATION

Item 1.

INFOLOGIX, INC.

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Currents assets:
Cash and cash equivalents	$10,539,626	$12,882,044
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $164,561 and $120,000 at June 30, 2007 and December 31, 2006, respectively)	14,226,943	11,797,265
Finished goods inventory, net	2,308,477	2,227,201
Prepaid expenses and other current assets	863,685	906,793
Deferred tax assets	116,847	311,478
Total current assets	28,055,578	28,124,781

Property and equipment, net	1,386,931	1,200,680
Intangible assets, net	4,198,252	1,111,634
Deferred tax assets	2,500,134	1,375,486
Total assets	$36,140,895	$31,812,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,866,163	$6,584,489
Line of credit	5,966,240	5,954,672
Current portion of notes payable	902,029	833,333
Current portion of capital lease obligations	98,072	116,973
Sales tax payable	314,298	342,064
Accrued expenses	1,712,865	767,967
Total current liabilities	17,859,667	14,599,498

Notes payable	1,275,295	1,194,445
Capital lease obligations, net of current maturities	65,364	130,378
Total liabilities	19,200,326	15,924,321

Commitments and Contingencies (Note L)

Stockholders’ equity:
Preferred stock, par value $.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.00001; authorized 100,000,000 shares; issued and outstanding 24,133,823 shares and 23,595,663 shares at June 30, 2007 and December 31, 2006, respectively	241	236
Additional paid in capital	20,322,371	17,802,373
Accumulated deficit	(3,382,043)	(1,914,349)
Total stockholders’ equity	16,940,569	15,888,260

Total liabilities and stockholders’ equity	$36,140,895	$31,812,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$21,410,162	$15,331,674	$34,287,835	$28,385,648

Cost of Revenues	15,755,748	11,661,643	25,292,733	21,423,082

Gross profit	5,654,414	3,670,031	8,995,102	6,962,566

Selling, general and administrative expenses	6,197,537	3,118,744	11,374,570	6,180,716

Operating (loss) income	(543,123)	551,287	(2,379,468)	781,850

Interest income	133,585	—	291,996	—
Interest expense	(178,745)	(153,031)	(310,240)	(291,299)

Income (loss) before income tax benefit	(588,283)	398,256	(2,397,712)	490,551

Income tax benefit	220,918	—	930,018	—

Net (loss) income	$(367,365)	$398,256	$(1,467,694)	490,551

(Loss) earnings per share:
Basic	$(0.02)	$0.03	$(0.06)	$0.03
Diluted	$(0.02)	$0.03	$(0.06)	$0.03

Weighted average shares outstanding:
Basic	24,039,991	12,500,000	23,817,827	12,500,000
Diluted	24,039,991	12,500,000	23,817,827	12,500,000

The accompanying notes are an integral part of these

unaudited consolidated financial statements.

INFOLOGIX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income (loss)	$(1,467,694)	$490,551
Adjustments to reconcile net income (loss) to operating cash flow:
Depreciation and amortization	710,675	545,293
Allowance for doubtful accounts receivable	44,561	—
Share based compensation	500,002	—
Deferred income tax benefit	(930,018)	—
Loss on sale of property and equipment, net	10,082	—
Inventory obsolescence	215,000	—
Changes in:
Accounts receivable	(2,474,237)	(1,269,790)
Finished goods inventory	(296,276)	68,380
Prepaid expenses & other current assets	43,108	(410,020)
Accounts payable	2,281,670	(940,998)
Sales tax payable	(27,766)	66,386
Accrued expenses	944,899	341,564
Deferred revenue	—	(144,175)
Net cash used in operating activities	(445,994)	(1,252,809)

Investing activities:
Acquisition of AMT business assets	(500,000)	—
Acquisition of property, equipment and intangibles	(973,623)	(605,954)
Net cash used in investing activities	(1,473,623)	(605,954)

Financing activities:
Proceeds from long-term debt	—	1,500,000
Repayment of long-term debt & capital leases	(434,369)	(796,582)
Dividends paid to stockholders	—	(649,346)
Net borrowings (repayments) from line of credit	11,568	1,823,831
Net cash provided (used) by financing activities	(422,801)	1,877,903

Net change in cash and cash equivalents	(2,342,418)	19,140

Cash and cash equivalents at beginning of year	12,882,044	447,901

Cash and cash equivalents at end of quarter	$10,539,626	$467,041

Noncash investing and financing activities:
Issued 400,000 shares of common stock as part of DDMS patent purchase	$1,520,000	—
Issued 138,160 shares of common stock as part of AMT Systems asset acquisition	500,000	—
$500,000 plus interest due over 72 months as part of AMT Systems asset acquisition	500,000	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2006	23,595,663	$236	$17,802,373	$(1,914,349)	$15,888,260

Net Loss				(1,467,694)	(1,467,694)

Common Stock issued DDMS purchase	400,000	4	1,519,996		1,520,000

Common Stock issued AMT purchase	138,160	1	500,000		500,001

Stock-based compensation			500,002		500,002

Balances, June 30, 2007	24,133,823	$241	$20,322,371	$(3,382,043)	$16,940,569

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of InfoLogix, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006 should be read in conjunction with these consolidated financial statements.  Operating results for the six and three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

The Company provides mobile intelligence technology solutions by enabling real time data communications anywhere in an enterprise through wireless network design, hardware, software, consulting, system integration and network management solutions.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, OPT Acquisition LLC, InfoLogix-DDMS, Inc. and Embedded Technologies, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

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

The Company’s policy is to limit the amount of its credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. The Company maintains its cash primarily in investment accounts within large financial institutions. The Federal Deposit Insurance Corporation insures these balances up to $100,000 per bank. The Company has not experienced any losses on its bank deposits and management believes these deposits do not expose the Company to any significant credit risk.

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

Reclassification

Certain amounts in the December 31, 2006 Consolidated Balance Sheet have been reclassified in order to conform to the presentation of the June 30, 2007 information.

Property, equipment and intangible assets

Property, plant and equipment, intangible and certain other long-lived assets are depreciated and amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Standards (SFAS) 142, “Goodwill and Other Intangible Assets”, which supersedes Accounting Principles Board (APB) No. 17, “Intangible Assets”, effective February 1, 2002, the Company’s unamortized goodwill balance is not being amortized over its estimated useful life; rather, it is being assessed at least annually for impairment.

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

Revenue recognition

Revenue consists primarily of sales of wireless products. Sales revenue is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. The Company also realizes revenue from the sale of component warranties on their wireless mobile products as well as from the sale of proprietary learning technologies. Warranty revenue is recognized upon execution of the warranty agreement. There is no associated warranty risk as the Company has contracted with another party to fully assume all risks and obligations. Revenue from the sale of proprietary learning technologies is recognized upon delivery and acceptance by the customer. We also generate revenue from professional services, primarily on a project basis, under which revenue is recognized on a fixed fee, time and expense basis or upon acceptance of our deliverables by clients.

We present sales tax liability on a net basis in accordance with Emerging Issues Task Force (EITF) Issue No. 06-03. Sales are not grossed up with the attendant taxes and deducted as a separate line item.

Advertising costs

Advertising costs are expensed when incurred and approximated $59,000 and $71,000 for the three months ended June 30, 2007 and 2006, respectively.  Advertising costs for the six months ended June 30, 2007 and June 30, 2006 were approximately $142,000 and $159,000, respectively.

In accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, certain cooperative advertising reimbursements are netted against specific, identifiable costs incurred in connection with the selling of a vendor’s product. Cooperative advertising reimbursement was approximately $10,000 and $26,000 for the three months ended June 30, 2007 and 2006, respectively, advertising reimbursement was approximately $35,000 and $66,000 for the three months ended June 30, 2007 and 2006, respectively, and all amounts were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expenses in the consolidated statements of operations.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.   For the three months and six months ended June 30, 2007, the Company recorded income tax benefits amounting to $220,918 and $930,018, respectively, related primarily to the net operating loss incurred during this period.

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

Prior to the Merger discussed in Note A, the Company filed its Federal and State Income Tax Returns as a Sub-Chapter S Corporation.  Therefore, any income tax liability from its operations was payable directly by its shareholders. The Company’s Sub-Chapter S Corporation status was terminated on November 29, 2006, the date of the Merger.  As a result, the results of operations for the three and six months ended June 30, 2006 do not include an income tax provision. The unaudited pro-forma income tax rate for the three months and six months ended June 30, 2006 was 33.3%.

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

For the three and six months ended June 30, 2007, the recognized compensation cost for stock options and warrants granted to employees during 2006 was $250,001 and $500,002, respectively.  In addition, the Company recorded an income tax benefit of $98,750 and $197,501 for the three and six month periods ending June 30, 2007, relating to the granting of the nonqualified options and warrants.

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

As discussed above, there is no provision for income taxes for the periods ended June 30, 2006.  The unaudited pro-forma results of operations for the six months and three months ended June 30, 2006 and related income per share are as follows:

	Six Months Ended	Three Months Ended
(Unaudited pro-forma results of operations)	June 30, 2006	June 30, 2006
Income before income taxes	$490,551	$398,256
Pro-forma income tax expense	160,353	129,619
Pro-forma net income	$330,198	$268,637
Pro-forma earnings per share:
Basic	$.026	$.021
Diluted	$.026	$.021

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

NOTE C—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2007	December 31, 2006
Demonstration and evaluation equipment	$2,763,995	$2,477,581
Equipment	723,697	593,721
Furniture and fixtures	374,074	295,425
Leasehold improvements	58,113	40,587
	3,919,879	3,407,314
Less: accumulated depreciation	(2,532,948)	(2,206,634)
	$1,386,931	$1,200,680

Depreciation expense was $163,845 and $175,233 for the three months ended June 30, 2007 and 2006, respectively.  Depreciation expense was $361,721 and $316,644 for the six months ended June 30, 2007 and 2006, respectively.

NOTE D—INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2007	December 31, 2006
Patents	$2,359,881	$639,881
Less: accumulated amortization	(635,276)	(576,921)
	1,724,605	62,960
Computer software	1,376,130	791,708
Less: accumulated amortization	(389,896)	(219,843)
	986,234	571,865
Developed technology	457,057	457,525
Less: accumulated amortization	(370,616)	(390,716)
	86,441	66,809
License fees	515,468	515,000
Less: accumulated amortization	(226,575)	(105,000)
	288,893	410,000
Customer List	956,810	—
Less: accumulated amortization	(15,947)	—
	940,863	—
Non compete agreement	75,000	—
Less: accumulated amortization	(3,125)	—
	71,875	—
Goodwill	99,341
Total net intangible assets	$4,198,252	$1,111,634

Amortization expense related to intangible assets was $259,343 and $139,038 for the three months ended June 30, 2007 and 2006, respectively.  Amortization expense related to intangible assets was $348,954 and $228,649 for the six months ended June 30, 2007 and 2006, respectively.

NOTE E—DEBT

In March 2006, the Company executed a Loan and Security Agreement with a bank. Under the terms of the agreement and subsequent amendments, the bank provided the Company with an $8,500,000 line of credit and two term loans amounting to $1,500,000 and $1,000,000, respectively. The proceeds from the loans were used to pay off existing loans and to provide working capital. The loans are collateralized by all of the tangible and intangible assets of the Company. The Loan and Security Agreement contains certain financial covenants with which we must comply including:  minimum annual and quarterly net income tests, a fixed-charge coverage ratio, and maximum annual capital expenditures. On March 23, 2007 we entered into an amendment to the Loan and Security Agreement which waived the non-compliance with these covenants, and provided the bank with a security interest in a Company investment account pursuant to which the Company is required to maintain a minimum balance of $2,000,000. The amendment also lowered the quarterly net income covenant to a cumulative balance of $0 through September 30, 2007, and adjusted the fixed charge coverage ratio to 1.0 to 1.0 at December 31, 2007 and 1.2 to 1.0 as of the end of each fiscal quarter thereafter.

Lines of credit

At June 30, 2007, the outstanding balance of the line of credit was $6.0 million and bears interest at 9.5% which is 1.25% above the bank’s prime rate under the credit facility (8.25%). At December 31, 2006, the outstanding balance on the line of credit was $6.0 million.

Notes and other long-term liabilities

Notes and other long-term liabilities, except for capital lease obligations, consist of the following:

	June 30, 2007	December 31, 2006
Note payable, bank, principal payable $41,667 monthly over thirty-five months commencing March 2006. Interest was payable monthly at the prime rate plus 1.0% (9.25% at June 30, 2007)	$875,000	$1,083,333

Note payable, bank, principal payable $27,778 monthly over thirty-five months commencing December 2006. Interest was payable monthly at the prime rate plus 1.0% (9.25% at June 30, 2007)	805,556	944,445

Amounts payable pursuant to the asset purchase agreement with AMT Systems, Inc. (Note K), in monthly installments of $8,766, interest included, at a rate of 7.84%, maturing May 31, 2013	496,768	—
Total	2,177,324	2,027,778
Less: current maturities	902,029	833,333
	$1,275,295	$1,194,445

Letter of Credit

In November 2006, the Company issued a letter of credit to a vendor for $243,000 to support a customer order for products. In June 2007, the Company issued a letter of credit to a vendor for $350,000.  At June 30, 2007 and December 2006 the Company had contingent liabilities under the letters of credit of $350,000 and $161,458 respectively.

NOTE F—CAPITAL LEASE OBLIGATION

The capital lease obligations expire in 2009 and bear interest at 10.3% imputed based on the lessor’s implicit rate of return. Future minimum capital lease payments are as follows:

Amount
2007, remainder of	$55,185
2008	110,352
2009	12,646
Total	$178,183
Less: amount representing interest	14,747
Net present value of minimum lease payments	163,436
Less: current portion	98,072
$65,364

The Company leases furniture and fixtures and computer equipment under capital leases.  Assets under capital leases included in property and equipment are as follows:

	June 30, 2007	December 31, 2006
Equipment	$439,031	$439,031
Less: accumulated depreciation	(239,105)	(188,945)
	$199,926	$250,086

NOTE G—LEASE COMMITMENTS

The Company leases its facilities in Pennsylvania, and Connecticut, under agreements expiring between 2007 and 2011. Total rent expense for all leases was approximately $99,245 and $42,472 for the three months ended June 30, 2007 and 2006, respectively.  Rent for the six months ending June 30, 2007 and 2006 was $155,025 and $84,944, respectively.

Future minimum lease payments required under the operating leases in effect subsequent to June 30, 2007 are as follows:

Amount
2007, remainder of	$215,639
2008	440,838
2009	452,762
2010	236,800
2011	241,500

NOTE H—RELATED PARTY TRANSACTIONS

Notes payable—stockholders

The Company was indebted to certain stockholders for notes payable. Interest paid to stockholders was $64,580 at June 30, 2006.  The notes were paid in full in August 2006.

Support services

Beginning in 2004, the Company has an agreement with a stockholder’s company whereby the Company transferred its warranty risks for extended warranties sold and technical support services provided on behalf of certain of the Company’s customers. Under the agreement, the Company was charged $506,194 and $646,094 for the three months ended June 30, 2007 and 2006, respectively, and made payments under this agreement of $508,775 and $675,098 for the three months ended June 30, 2007 and 2006, respectively.  The Company was charged $958,499 and $732,052 for the six months ended June 30, 2007 and 2006, respectively, and made payments under this agreement of $950,981 and $741,643 for the six months ended June 30, 2007 and 2006, respectively.

Due from related party

There was approximately $1,845,708 and $104,000 due from a related party at June 30, 2007 and December 31, 2006 for the sale of certain hardware products. These amounts are classified as accounts receivable in the accompanying financial statements.

NOTE I—CUSTOMER AND VENDOR CONCENTRATIONS

The Company had sales to significant customers as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Customer A	19%	12%	16%	15%
Customer B	11%	7%	13%	4%

The Company had a significant vendor providing hardware purchases as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Vendor A	37%	28%	36%	34%

NOTE J—ACQUISITION OF DDMS PATENTS

On April 9, 2007, the Company acquired DDMS Holdings, LLC, a privately held Florida company through a merger of DDMS Holdings, LLC with the Company’s newly formed wholly-owned subsidiary InfoLogix-DDMS, Inc. After the merger, InfoLogix-DDMS, Inc. was the surviving wholly owned subsidiary of the Company.  The acquired assets consisted of five US patents, along with one published US patent application and four foreign patents issued and five foreign patents that are currently pending. Consideration given for all of the shares of DDMS Holdings, LLC included $200,000 in cash and the issuance of 400,000 shares of InfoLogix common stock.  Under the terms of the merger agreement, the Company agreed to commit funds as it deems necessary toward the maintenance and expansion of the patents and patent applications acquired in the merger, including a minimum of $250,000 before April 9, 2008.  The 400,000 shares of common stock are subject to a one-year lock-up period.  This acquisition of the DDMS patents was accounted for in accordance with FAS 142.

Cash Paid	$200,000
Common stock issued (400,000 shares)	1,520,000
$1,720,000

The value of the common stock issued above was based on the average closing market price of the Company’s common stock for the period three days before and three days after the date of issuance of the common stock.

The purchase price was allocated to the assets and based on their fair values on the date of acquisition as follows:

Patents and application	$1,720,000
$1,720,000

The patents acquired are being amortized over the average remaining life of sixteen years.

NOTE K—ACQUISITION OF CERTAIN ASSETS OF AMTSYSTEMS, INC.

On May 10, 2007, the Company, through its wholly-owned subsidiary InfoLogix Systems Corporation, acquired certain assets of AMT Systems, Inc. (“AMT”) pursuant to an asset purchase agreement.  The acquired assets include the rights to existing relationships with customers, vendors and partners, and the intellectual property rights behind AMT’s clinical and financial mobility solutions for healthcare.  The purchase price paid by the Company consisted of $100,000 in cash and 138,160 shares of the Company’s common stock at closing, and $500,000 in cash, plus interest, payable in 72 equal monthly installments of $8,766.22.  The shares of common stock are unregistered and are subject to a two-year lock-up.  The acquisition was accounted for under FAS 141 “Business Combinations” and results have been included in the statement of operations from May 10, 2007 through June 30, 2007.

Cash Paid	$100,000
Common stock issued (138,160 shares)	500,000
Installment Payments	500,000
Acquisition costs	135,000
$1,235,000

The value of the common stock issued above was based on the average closing market price of the Company’s common stock for the ten trading days prior to the closing date per the asset purchase agreement.

The acquired assets consisted primarily of software and customer lists.  The purchase price was allocated to the assets and based on their fair values on the date of acquisition as follows:

Furniture and Fixtures	$3,850
Technology	100,000
Customer Relationships	956,810
Non-Compete Agreement	75,000
Goodwill	99,340
$1,235,000

The technology is being amortized over a three year period, the customer relationships are being amortized over a ten year period and the non-compete agreement is being amortized over four year period.

NOTE L—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of any such pending legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE M—INCOME TAXES

In determining our current income tax provision, the Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are recorded in the Company’s consolidated balance sheet.  A valuation allowance is provided to the extent tax assets are not likely to be recovered.  The Company has recorded a valuation allowance against the Company’s gross deferred tax assets of approximately $25,000, which allowance has remained unchanged since December 31, 2006.

As of June 30, 2007, the Company has net operating losses (“NOLs”) of approximately $2,204,207 which may be available to offset future taxable income.  Included in the NOLs are losses of $65,000 generated by New Age Translation, Inc. which are subject to restrictions under Internal Revenue Code Section 382, due to change in ownership in that entity.  Therefore, the Company has recorded a valuation allowance against the NOLs generated by New Age Translation, Inc.  If not used, the NOLs will expire beginning after 2024.  The Company’s state NOLs will also be subject to expiration in varying years starting in 2013 through 2027.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As the result of the private placement and merger we consummated in November 2006, we continue to transition from a private to publicly-traded company. We are making select investments in operations, sales and marketing to support our anticipated growth and various public company compliance requirements. As part of our growth strategy, we intend to identify and evaluate potential professional services and technology related acquisitions to broaden our service offerings and establish us as a leader in enterprise mobility solutions. Management must manage the growth of the business and provide infrastructure to support it, particularly related to executing against our sales and marketing plans, and developing technologies that will differentiate us in the markets we serve. We have experienced improved gross margins, but have yet to reach optimal financial metrics related to cash flow and operating margins as we invest in the anticipated future growth of our business.

2007 Acquisitions

In April 2007, we acquired a portfolio of patents from DDMS Holdings, LLC, a privately held Florida company.  The acquired assets consist of five US patents issued, and four patents issued in foreign countries, along with one published US patent application and five pending foreign patent applications. We view this acquisition strategic to our business by providing us with protections related to our on-going sales and development of Radio Frequency Identification (RFID) technologies and mobility solutions across our business.

In May 2007, we acquired certain assets of AMT Systems, Inc. (“AMT”).  The acquired assets include the rights to existing relationships with customers, vendors and partners, and the intellectual property rights behind AMT’s clinical and financial mobility solutions for healthcare. We believe that the addition of professional staff from AMT will enable us to enhance our software development capabilities and  increase our barcode and RFID technology sales. The focus of this acquisition is on the integration of clinical and financial systems through software applications that operate on mobile computing devices enabling materials management, patient charge capture, and a full line of proof positive patient identification solutions. We realized revenue and gross profit in the second quarter of 2007 as the immediate result of our re-selling third-party thermal wristbands and printers to existing and newly acquired healthcare customers, and while we believe these sales opportunities will continue to expand as we further develop these offerings, the impact to our financial results in the second quarter were not material.

We believe these acquisitions will allow us to broaden our market penetration in healthcare and life sciences, and increase the use of our mobility solutions by our existing customers,  differentiating us as a leading provider of a broad range of mobility solutions in the markets that we serve.

Characteristics of our revenue and expenses

We generate our revenue through the resale of wireless and mobile hardware and systems, including computers, peripherals, and related products under which the revenue is recognized. Sales revenue on product is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. We also generate revenue from the sale of extended warranties on certain components. Revenue from the sale of component warranties is recognized upon our customer’s execution of the warranty agreement. There is no associated warranty risk as we have contracted with third parties to fully assume all risks and obligations. We also generate revenue from professional services, primarily on a project basis, under which revenue is recognized on a fixed fee, time and expense basis or upon acceptance of our deliverables by clients.

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

Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses.  General and administrative expenses primarily consist of the costs attributable to the support of our operations, such as: costs related to information systems, salaries, expenses and office space costs for executive management, customer service, warehousing, technical support, financial accounting, purchasing, administrative and human resources personnel, insurance, recruiting fees, legal, accounting and other professional services.

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

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2007,  and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments related to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. Please refer to our Annual Report on Form 10-K for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

Results of Operations

Three Months ended June 30, 2007 compared with the Three Months ended June 30, 2006

Revenues were $21.4 million for the three months ended June 30, 2007, compared to $15.3 million for the three months ended

June 30, 2006, an increase of $6.1 million or 39.6%. Revenue increased as the result of a greater number of mobile workstations that shipped in the three month period ended June 30, 2007, an increase in the number of third-party wireless hardware implementations delivered, and an increase in our managed services and help desk solutions.

Our cost of sales was $15.8 million for the three months ended June 30, 2007, compared to $11.7 million for the three months ended June 30, 2006, an increase of $4.1 million or 35.1%. Our gross profit was $5.7 million for the three months ended June 30, 2007, compared to $3.7 million for the three months ended June 30, 2006, an increase of $2.0 million or 54.1%, resulting in a gross margin of 26.4% at June 30, 2007, up from 23.9% at June 30, 2006. The increase in our gross margin is the result of increased margins earned from our mobile solutions sales, and the increased sales volume of our higher margin third-party warranty sales.

Our selling, general and administrative expenses were $6.2 million for the three months ended June 30, 2007, compared with $3.1 million for the three months ended June 30, 2006, an increase of $3.1 million, or 98.7%.  Selling expenses increased to $3.1 million in the three months ended June 30, 2007 from $1.7 million in the three months ended June 30, 2006, an increase of $1.4 million, or 78.4%, as the result of an expansion of our sales force. Our general and administrative expenses increased to $3.1 million in the three months ended June 30, 2007 from $1.4 million in the three months ended June 30, 2006, an increase of $1.7 million, or 124.5%.  General and administrative expenses increased as the result of an increased level of: administrative support and infrastructure; marketing campaigns and public relations consulting; professional fees associated with our investor relations programs, internal controls and compliance requirements; and FAS 123R compensation expenses incurred as the result of incentive stock options granted to employees.

Our interest expense, which is derived from our credit line, term loan and stockholders’ loans was $179 thousand for the three months ended June 30, 2007, compared to approximately $153 thousand for the three months ended June 30, 2006, an increase of $26 thousand, or 16.8%, as the result of higher amounts outstanding under our loan agreements with our senior lender. Our interest earned on cash and cash equivalents was approximately $134 thousand for the three months ended June 30, 2007, compared to $0 for the three months ended June 30, 2006, an increase of $134 thousand.  Interest income in the three months ended June 30, 2007 was the result of an increase in cash due to the financing transaction completed in November 2006.

Our depreciation and amortization expense increased to $423 thousand for the three months ended June 30, 2007 from $314 thousand for the three months ended June 30, 2006, an increase of $109 thousand, or 34.7%, as the result of intangible assets acquired in two transactions previously described, a greater number of demonstration units deployed to our expanded sales force and additional investments in computer equipment and software.

Our net loss was $0.4 million for the three months ended June 30, 2007, compared with net income of $0.4 million for the three months ended June 30, 2006, a decrease of $0.8 million. Net income declined primarily due to increased selling expenses related to our expanded sales force, increased levels of managerial and support staff, costs related to professional services associated with public company disclosure requirements and FAS 123R compensation expenses incurred as the result of issuing incentive stock options to employees.

Prior to November 29, 2006, InfoLogix Systems Corporation was a Sub-chapter S Corporation. In accordance with SFAS 109, when a company changes its tax status from a nontaxable corporation to a taxable corporation, deferred tax assets and liabilities are recognized for timing differences at the date that a nontaxable enterprise becomes a taxable enterprise. We recorded a net deferred tax asset of approximately $0.2 million with the offset being recorded as an income tax benefit in the statement of operations for the quarter ended June 30, 2007. No net income tax benefit or offsetting net deferred tax asset was recorded in the first quarter ended June 30, 2006 since InfoLogix Systems Corporation elected to be taxed under the provisions of Sub-Chapter S of the Internal Revenue Code whereby our individual stockholders reported their share of the corporate income on their personal federal and state income tax returns.

As of June 30, 2007, we had net operating losses (“NOL”) of approximately $2.2 million which will be available to offset future taxable income.  Included in the NOLs are losses of $65,000 generated by New Age Translation, Inc., the predecessor to InfoLogix, Inc., which are subject to restrictions under Internal Revenue Code Section 382, due to the change in ownership in that entity. Therefore, we recorded a valuation allowance against the net operating losses generated by New Age Translation, Inc.  If not used, the NOLs will expire beginning in the year 2024.  Our state NOLs will also be subject to expiration in varying years starting in 2013 through 2027.

Six Months ended June 30, 2007 compared with the Six Months ended June 30, 2006

Revenues were $34.3 million for the six months ended June 30, 2007, compared to $28.4 million for the six months ended June 30, 2006, an increase of $5.9 million or 20.8%. Revenue increased as the result of a greater number of mobile workstations that shipped in the comparable periods, an increase in the number of third-party wireless hardware implementations delivered, and an increase in our managed services and help desk solutions.

Our cost of sales was $25.3 million for the six months ended June 30, 2007, compared to $21.4 million for the six months ended June 30, 2006, an increase of $3.9 million or 18.1%. Our gross profit was $9.0 million for the six months ended June 30, 2007, compared to $7.0 million for the six months ended June 30, 2006, an increase of $2.0 million or 29.2%, resulting in a gross margin of 26.2% at June 30, 2007, up from 24.5% at June 30, 2006. The increase in our gross margin is the result of increased margins earned from our mobile solutions sales, and the increased sales volume of our higher margin third-party warranty sales.

Our selling, general and administrative expenses were $11.4 million for the six months ended June 30, 2007, compared with $6.2 million for the six months ended June 30, 2006, an increase of $5.2 million, or 84.0%.  Selling expenses increased to $5.7 million in the six months ended June 30, 2007 from $3.3 million in the six months ended June 30, 2006, an increase of $2.4 million, or 71.3%, as the result of our expanded sales force. Our sales force increased from 22 to 33 in the comparable periods.  Our general and administrative expenses increased to $5.6 million in the six months ended June 30, 2007 from $2.8 million in the six months ended June 30, 2006, an increase of $2.8 million, or 99.1%, as the result of an increased level of administrative support staff and higher professional fees associated with our internal controls, asset purchases and compliance requirements and approximately $0.5 million of FAS 123R compensation expenses incurred as the result of incentive stock options granted to employees.

Our interest expense, which is derived from our credit line, term loans and stockholders’ loans was $310 thousand for the six months ended June 30, 2007, compared to approximately $291 thousand for the six months ended June 30, 2006, an increase of $19 thousand or 6.5%. Our interest earned on cash and cash equivalents was approximately $292 thousand for the six months ended June 30, 2007, compared to $0 for the six months ended June 30, 2006, an increase of $292 thousand.  Interest income in the six months ended June 30, 2007 was the result of an increase in cash due to the financing transaction completed in November 2006.

Our depreciation and amortization expense increased to $711 thousand for the six months ended June 30, 2007 from $545 thousand for the six months ended June 30, 2006, an increase of $166 thousand or 30.5% as the result of intangible assets acquired in two transactions previously described, a greater number of demonstration units deployed to our expanded sales force and additional investments in computer equipment and software.

Our net loss was $1.5 million for the six months ended June 30, 2007, compared with net income of $0.5 million for the six months ended June 30, 2006, a decrease of $2.0 million. Net income declined primarily due to increased selling expenses related to our expanded national sales force, increased levels of professional services associated with public company disclosure requirements and FAS 123R compensation expenses incurred as the result of issuing incentive stock options to employees.

Prior to November 29, 2006, InfoLogix Systems Corporation was a Sub-chapter S Corporation. In accordance with SFAS 109, when a company changes its tax status from a nontaxable corporation to a taxable corporation, deferred tax assets and liabilities are recognized for timing differences at the date that a nontaxable enterprise becomes a taxable enterprise. We recorded a net deferred tax asset of approximately $0.9 million with the offset being recorded as an income tax benefit in the statement of operations for the six months ended June 30, 2007. No net income tax benefit or offsetting net deferred tax asset was recorded in the first six months ended June 30, 2006 since InfoLogix Systems Corporation elected to be taxed under the provisions of Sub-Chapter S of the Internal Revenue Code whereby our individual stockholders reported their share of the corporate income on their personal federal and state income tax returns.

As of June 30, 2007, we had net operating losses (“NOL”) of approximately $2.2 million which will be available to offset future taxable income.  Included in the NOLs are losses of $65,000 generated by New Age Translation, Inc., the predecessor to InfoLogix, Inc., which are subject to restrictions under Internal Revenue Code Section 382, due to the change in ownership in that entity. Therefore, we recorded a valuation allowance against the net operating losses generated by New Age Translation, Inc.  If not used, the NOLs will expire beginning in the year 2025.  Our state NOLs will also be subject to expiration in varying years starting in 2013 through 2027.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $10.5 million, compared to $12.9 million at December 31, 2006.  We have used, and plan to use, such cash for general corporate purposes, including working capital as well as acquisitions. Net cash used in operating activities for the six months ended June 30, 2007 was $0.4 million, primarily the result of net losses from operations. Net cash used in investing activities was $1.5 million for the six months ended June 30, 2007, primarily used to acquire the patent portfolio from DDMS Holdings, LLC and business assets from AMTSystems, Inc. as previously described, to purchase additional  demonstration equipment, and to increase investment in software and technology.  Net cash used by financing activities was $0.4 million for the six months ended June 30, 2007, primarily due to principal payments under the terms of our senior-secured notes.

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

Line of Credit and Term Loan

In March 2006, we executed a Loan and Security Agreement with a bank.  Under the terms of the agreement and subsequent amendments, the bank provided us with an $8.5 million line of credit and two term loans amounting to $1.5 million and $1.0 million, respectively.  The proceeds from the loans were used to pay off existing loans and to provide working capital.  The loans are collateralized by all of the tangible and intangible assets of InfoLogix Systems Corporation, as well as a pledge of all of the common stock of InfoLogix Systems Corporation. At June 30, 2007, the outstanding balance of the line of credit is $6.0 million, and $1.7 million on the two term loans. The Loan and Security Agreement contains certain financial covenants with which we must comply including:  minimum annual and quarterly net income tests, a fixed-charge coverage ratio, and maximum annual capital expenditures. On March 23, 2007 we entered into an amendment to the Loan and Security Agreement which waived the non-compliance with these covenants, and provided the bank with a security interest in a Company investment account pursuant to which the Company is required to maintain a minimum balance of $2,000,000. The amendment also lowered the quarterly net income covenant to a cumulative balance of $0 through September 30, 2007, and adjusted the fixed charge coverage ratio to 1.0 to 1.0 at December 31, 2007 and 1.2 to 1.0 as of the end of each fiscal quarter thereafter.

Off Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

New Accounting Standards

Several new accounting standards have been issued and as yet not adopted

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

•                                                  inability to attract or retain qualified personnel, including sales and marketing, and scientific personnel; and

•                                                  other risks that may be referred to in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006, including those under “Risk Factors.”

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

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications.   We have not reviewed or included data from all sources, and we cannot assure you of the accuracy or completeness of the data included in this report.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.  We undertake no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.  See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 for a more detailed discussion of uncertainties and risks that may have an impact on future results.

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

The fair value of our cash and short-term investment portfolio at June 30, 2007, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of our long-term debt at June 30, 2007, including current maturities, was approximately $2.2 million. Our long-term bank debt is set at the prime rate (8.25%) plus 1.0%, or 9.25% at June 30, 2007. The balance of our other long term liabilities consists of an installment obligation under the AMT Systems asset purchase agreement which bears interest at 7.84% per annum.

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

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we have become and might in the future become involved in legal actions relating to our business. In management’s opinion, the resolution of any such pending legal actions are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.             Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Stockholders was held on June 12, 2007.  At that meeting, (1) Messrs. David T. Gulian, Wayne D. Hoch, Richard D. Hodge, Thomas C. Lynch, Thomas O. Miller, Warren V. Musser, Jake Steinfeld, Richard A. Vermeil and Craig A. Wilensky were reelected to our Board of Directors to serve for a term ending at the 2008 Annual Meeting and until their respective successors are elected and qualified and (2) McGladrey & Pullen LLP was ratified as our independent auditor for 2007.  At the 2007 Annual Meeting, the nominees to our Board of Directors received the following number of votes for or withheld from such nominee:

Director	Votes For	Votes Withheld

David T. Gulian	17,169,757	3,164
Wayne D. Hoch	17,169,757	3,164
Richard D. Hodge	17,169,757	3,164
Thomas C. Lynch	17,169,757	3,164
Thomas O. Miller	17,169,757	3,164
Warren V. Musser	17,169,207	3,714
Jake Steinfeld	17,166,372	6,549
Richard A. Vermeil	17,165,972	6,949
Craig A. Wilensky	17,170,337	2,584

The holders of 17,172,922 shares voted for the ratification of the selection of McGladrey & Pullen LLP as the Company’s independent auditor for 2007, no shares voted against the ratification of the selection of McGladrey & Pullen LLP and no shares abstained from voting for or against the ratification of the selection of McGladrey & Pullen LLP.

Item 6. Exhibits

Exhibit No.	Description
10.1

Agreement and Plan of Merger dated April 9, 2007 by and among InfoLogix, Inc., InfoLogix-DDMS, Inc., DDMS-Holdings, LLC, Louis Heidelberger and Mark Niemiec (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 11, 2007).

10.2

Consulting Agreement dated April 9, 2007 by and between InfoLogix, Inc., LM consulting LLC, Louis Heidelberger and Mark Niemiec (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 11, 2007).

10.3

Asset Purchase Agreement dated as of May 10, 2007 by and among InfoLogix, Inc, InfoLogix Systems Corporation, AMTSystems, Inc., David J. Stewart and Sandra A. Stewart (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 14, 2007).

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on August 14, 2007.

INFOLOGIX, INC.

By:	/s/ David T. Gulian
David T. Gulian
President and Chief Executive Officer

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and Principal Accounting Officer