Form 10-Q
period 2007-09-30
InfoLogix Inc
filed 2007-11-14
CIK 1315320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

Large accelerated filer  ☐       Accelerated filer  ☐       Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at November 2, 2007
Common Stock, $0.00001 par value per share	24,899,301 Shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFOLOGIX, INC.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Currents assets:
Cash and cash equivalents	$9,661,872	$12,882,044
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $188,102 and $120,000 at September 30, 2007 and December 31, 2006, respectively)	18,809,941	11,797,265
Finished goods inventory, net	2,357,681	2,227,201
Prepaid expenses and other current assets	718,939	906,793
Deferred tax assets	126,142	311,478
Total current assets	31,674,575	28,124,781

Property and equipment, net	1,434,740	1,200,680
Intangible assets, net	13,467,744	1,111,634
Deferred tax assets	2,819,928	1,375,486
Total assets	$49,396,987	$31,812,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,270,429	$6,584,489
Amounts due under asset purchase agreement (Note L)	5,104,183	—
Line of credit	8,187,463	5,954,672
Current portion of notes payable	903,384	833,333
Current portion of capital lease obligations	100,617	116,973
Sales tax payable	230,233	342,064
Accrued expenses	2,386,469	767,967
Total current liabilities	25,182,778	14,599,498

Notes payable	4,548,933	1,194,445
Capital lease obligations, net of current maturities	39,235	130,378
Total liabilities	29,770,946	15,924,321

Commitments and Contingencies (Note M)

Stockholders’ equity:
Preferred stock, par value $0.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.00001; authorized 100,000,000 shares; issued and outstanding 24,899,301 shares and 23,595,663 shares at September 30, 2007 and December 31, 2006, respectively	249	236
Additional paid in capital	23,473,826	17,802,373
Accumulated deficit	(3,848,034)	(1,914,349)
Total stockholders’ equity	19,626,041	15,888,260

Total liabilities and stockholders’ equity	$49,396,987	$31,812,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$20,082,738	$15,960,764	$54,370,573	$44,346,412

Cost of Revenues	14,540,238	11,722,144	39,832,971	33,145,226

Gross profit	5,542,500	4,238,620	14,537,602	11,201,186

Selling, general and administrative expenses	6,240,159	3,871,800	17,614,729	10,052,516

Operating (loss) income	(697,659)	366,820	(3,077,128)	1,148,670

Interest income	108,435	—	400,431	—
Interest expense	(205,854)	(197,145)	(516,094)	(488,444)

Income (loss) before income tax benefit	(795,078)	169,675	(3,192,791)	660,226

Income tax benefit	329,087	—	1,259,106	—

Net (loss) income	$(465,991)	$169,675	$(1,933,685)	$660,226

(Loss) earnings per share:
Basic	$(0.02)	$0.01	$(0.08)	$0.05
Diluted	$(0.02)	$0.01	$(0.08)	$0.05

Weighted average shares outstanding:
Basic	24,152,217	12,500,000	23,930,389	12,500,000
Diluted	24,152,217	12,500,000	23,930,389	12,500,000

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

INFOLOGIX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$(1,933,685)	$660,226
Adjustments to reconcile net income (loss) to operating cash flow:
Depreciation and amortization	1,163,167	873,620
Allowance for doubtful accounts receivable	68,102	—
Share based compensation	750,003	—
Deferred income tax benefit	(1,259,106)	(112,336)
Loss on sale of property and equipment, net	10,082	—
Inventory obsolescence	380,000	123,965
Common stock issued for services	38,200	—
Changes in:
Accounts receivable	(4,478,719)	(198,104)
Finished goods inventory	(510,480)	(347,118)
Prepaid expenses and other current assets	187,854	(911,566)
Accounts payable	1,685,940	(1,244,604)
Sales tax payable	(111,831)	8,943
Accrued expenses	1,153,652	94,895
Deferred revenue	—	(186,397)
Net cash used in operating activities	(2,856,821)	(1,238,476)

Investing activities:
Cash acquisition of AMT, HIA, DDMS business assets	(578,410)	—
Acquisition of property, equipment and intangibles	(1,334,773)	(761,260)
Net cash used in investing activities	(1,913,183)	(761,260)

Financing activities:
Proceeds from long-term debt	—	2,500,000
Repayment of long-term debt and capital leases	(682,960)	(1,750,824)
Dividends paid to stockholders	—	(740,016)
Net borrowings from line of credit	2,232,792	1,634,566
Net cash provided by financing activities	1,549,832	1,643,726

Net change in cash and cash equivalents	(3,220,172)	(356,010)

Cash and cash equivalents at beginning of year	12,882,044	447,901

Cash and cash equivalents at end of quarter	$9,661,872	$91,891

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2007

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2006	23,595,663	$236	$17,802,373	$(1,914,349)	$15,888,260

Stock-Based Compensation	—	—	750,003	—	750,003

Common Stock issued DDMS purchase	400,000	4	1,519,996	—	1,520,000

Common Stock issued AMT purchase	138,160	1	500,000	—	500,001

Common Stock issued HIA purchase	755,478	8	2,863,254	—	2,863,262

Common Stock issued to advisor	10,000	0	38,200	—	38,200

Net Loss	—	—	—	(1,933,685)	(1,933,685)

Balances, September 30, 2007	24,899,301	$249	$23,473,826	$(3,848,034)	$19,626,041

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of InfoLogix, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006 should be read in conjunction with these unaudited consolidated financial statements.  Operating results for the nine and three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

On November 29, 2006, New Age-DE entered into an Agreement and Plan of Merger (the “Merger Agreement”) with InfoLogix, Inc., a privately held Delaware corporation (“InfoLogix”), and INFLX Acquisition Corp., a newly formed wholly-owned Delaware subsidiary of New Age-DE (“Merger Sub”), pursuant to which Merger Sub merged with and into InfoLogix (the “Merger”) on November 29, 2006. As a result, InfoLogix is now a wholly owned subsidiary of New Age-DE. In connection with the Merger, New Age-DE changed its name to “InfoLogix, Inc.” and InfoLogix changed its name to “InfoLogix Systems Corporation.”

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Reclassification

Certain amounts in the December 31, 2006 Consolidated Balance Sheet have been reclassified in order to conform to the presentation as of September 30, 2007.

Property, equipment and intangible assets

Property and equipment, intangible and certain other long-lived assets are depreciated and amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Standards (SFAS) 142, “Goodwill and Other Intangible Assets” the Company’s unamortized goodwill balance is not being amortized over its estimated useful life; rather, it is being assessed at least annually for impairment.

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

Revenue recognition

Revenue consists primarily of sales of mobile workstations and other wireless products. Sales revenue is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. The Company also realizes revenue from the sale of component warranties on their wireless mobile products as well as from the sale of proprietary learning technologies. Warranty revenue is recognized upon execution of the warranty agreement. There is no associated warranty risk as the Company has contracted with another party to fully assume all risks and obligations. Revenue from the sale of proprietary learning technologies is recognized upon delivery and acceptance by the customer. Revenue is also generated from professional services, primarily on a project basis, under which revenue is recognized on a fixed fee, time and expense basis or upon acceptance of our deliverables by clients.

Sales tax liability is presented on a net basis in accordance with Emerging Issues Task Force (EITF) Issue No. 06-03. Sales are not grossed up with the attendant taxes and deducted as a separate line item.

Advertising costs

Advertising costs are expensed when incurred and were approximately $32,000 and $93,000 for the three months ended September 30, 2007 and 2006, respectively. Advertising costs for the nine months ended September 30, 2007 and 2006 were approximately $174,000 and $252,000, respectively.

In accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, certain cooperative advertising reimbursements are netted against specific, identifiable costs incurred in connection with the selling of a vendor’s product. Cooperative advertising reimbursement was approximately $39,000 and $14,000 for the three months ended September 30, 2007 and 2006, respectively, advertising reimbursement was approximately $74,000 and $81,000 for the nine months ended September 30, 2007 and 2006, respectively, and all amounts were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expenses in the consolidated statements of operations.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.   For the three months and nine months ended September 30, 2007, the Company recorded income tax benefits amounting to $329,087 and $1,259,106 respectively, related primarily to the net operating loss incurred during this period.

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

Prior to the Merger discussed in Note A, the Company filed its Federal and State Income Tax Returns as a Sub-Chapter S Corporation.  Therefore, any income tax liability from its operations was payable directly by its shareholders. The Company’s Sub-Chapter S Corporation status was terminated on November 29, 2006, the date of the Merger.  As a result, the results of operations for the three and nine months ended September 30, 2006 do not include an income tax provision. The unaudited pro-forma income tax rate for the three months and nine months ended September 30, 2006 was 33.3%.

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

For the three and nine months ended September 30, 2007, the recognized compensation cost for stock options and warrants granted to employees during 2006 was $250,001 and $750,003, respectively. In addition, the Company recorded an income tax benefit of approximately $97,000 and $291,000 for the three and nine month periods ending September 30, 2007, relating to the granting of the nonqualified options and warrants.

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

As discussed above, there is no provision for income taxes for the periods ended September 30, 2006.  The unaudited pro-forma results of operations for the nine months and three months ended September 30, 2006 and related income per share are as follows:

	Nine Months Ended	Three Months Ended
(Unaudited pro-forma results of operations)	September 30, 2006	September 30, 2006
Income before income taxes	$660,226	$169,675
Pro-forma income tax expense	219,855	56,502
Pro-forma net income	$440,371	$113,173
Pro-forma earnings per share:
Basic	$.035	$.009
Diluted	$.035	$.009

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

NOTE C—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2007	December 31, 2006
Demonstration and evaluation equipment	$2,943,848	$2,477,581
Equipment	766,417	593,721
Furniture and fixtures	406,073	295,425
Leasehold improvements	58,113	40,587
	4,174,452	3,407,314
Less: accumulated depreciation	(2,739,712)	(2,206,634)
	$1,434,740	$1,200,680

Depreciation expense was $206,764 and $202,166 for the three months ended September 30, 2007 and 2006, respectively. Depreciation expense was $568,485 and $494,291 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE D—INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2007	December 31, 2006
Patents	$2,384,881	$639,881
Less: accumulated amortization	(678,672)	(576,921)
	1,706,209	62,960
Computer software	1,536,113	791,708
Less: accumulated amortization	(509,034)	(219,843)
	1,027,079	571,865
Developed technology	457,057	457,525
Less: accumulated amortization	(396,588)	(390,716)
	60,469	66,809
License fees	515,468	515,000
Less: accumulated amortization	(255,188)	(105,000)
	260,280	410,000
Customer List	956,810	—
Less: accumulated amortization	(39,867)	—
	916,943	—
Non compete agreement	75,000	—
Less: accumulated amortization	(7,814)	—
	67,186	—
Goodwill	99,341	—
Other intangible assets (Note L)	9,330,237	—
Total net intangible assets	$13,467,744	$1,111,634

Amortization expense related to intangible assets was $245,728 and $126,161 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense related to intangible assets was $594,682 and $379,329 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE E—DEBT

In March 2006, the Company executed a Loan and Security Agreement with a bank. Under the terms of the agreement and subsequent amendments, the bank provided the Company with an $8,500,000 line of credit and two term loans amounting to $1,500,000, and $1,000,000 respectively. The proceeds from the loans were used to pay off existing loans and to provide working capital. The loans are collateralized by all of the tangible and intangible assets of the Company. The Loan and Security Agreement contains certain financial covenants which must be complied with including: minimum annual and quarterly net income tests, a fixed-charge coverage ratio, and maximum annual capital expenditures.

In connection with the closing of the acquisition of certain assets of Healthcare Informatics Associates, Inc., on September 30, 2007, the Company entered into an amendment to the Loan and Security Agreement pursuant to which the bank increased the Company’s line of credit to $11,000,000 and provided a new $2,000,000 term loan. In exchange for the increased line of credit and new term loan, the bank received a security interest in a Company investment account in an amount equal to $2,600,000.

The bank amended certain loan covenants including: (i) an annual net income requirement of negative $250,000 for the six month period ending December 31, 2007 and $500,000 net income for the twelve month period ending December 31, 2008 and for each fiscal year thereafter, (ii) a quarterly net income requirement as adjusted, of at least negative $350,000 for the three month period ending September, 2007 and net income of at least $0 as of March 31, 2008 and as of the end of the first three fiscal quarters thereafter, (iii) a fixed charge coverage ratio of not less than 1.0 to 1.0 for the six month period ending December 31, 2007 and 1.2 to 1.0 as of the end of each fiscal quarter thereafter, and (iv) maintaining cash equivalents of at least $4,000,000 at all times.

The line of credit and the term loans mature on March 16, 2011. The bank agreed to postpone principal payments for two term loans until a final balloon payment due at maturity, or, based upon available cash, and at the bank’s option, the Company may be required to make an additional annual principal payment from excess available cash flow. We are obligated to repay the third term loan in equal consecutive monthly installments of $55,555 on the first day of each month commencing on March 1, 2008 with any remaining balance due on the maturity date. If at any time the lender does not have a lien against the pledged account, we will become obligated to repay each of the other term loans in equal consecutive monthly installments of $41,667 and $27,778 beginning on the first day of the month following the date on which the lender ceases to have a lien on the account.

The Company is in compliance with its financial loan covenants from the bank at September 30, 2007.

Lines of credit

At September 30, 2007, the outstanding balance of the line of credit was $8.2 million and bears interest at 9.0% which is 1.25% above the bank’s prime rate under the credit facility (7.75%). At December 31, 2006, the outstanding balance on the line of credit was $6.0 million.

Notes and other long-term liabilities

Notes and other long-term liabilities, except for capital lease obligations, consist of the following:

	September 30, 2007	December 31, 2006

Note payable, bank, principal payable $41,667 monthly over thirty-five months commencing March 2006. Interest was payable monthly at the prime rate (7.75% at September 30, 2007) plus 2.0%	$750,000	$1,083,333
Note payable, bank, principal payable $27,778 monthly over thirty-five months commencing December 2006. Interest was payable monthly at the prime rate (7.75% at September 30, 2007) plus 1.0%	722,223	944,445
Convertible note payable pursuant to the asset purchase agreement (Note L) with Healthcare Informatics Associates, Inc. Principal and interest payable at 9.0% is due September 30, 2010	3,500,000	—
Amounts payable pursuant to the asset purchase agreement with AMT Systems, Inc. (Note K), in monthly installments of $8,766, interest included, at a rate of 7.84%, maturing May 31, 2013	480,094	—
Total liabilities	5,452,317	2,027,778
Less: current maturities	903,384	833,333
Total notes and long-term liabilities	$4,548,933	$1,194,445

Letter of Credit

In November 2006, the Company issued a letter of credit to a vendor for $243,000 to support a customer order for products. In June 2007, the Company issued a letter of credit to a vendor for $350,000. At September 30, 2007 and December 31, 2006 the Company had contingent liabilities under the letters of credit of $350,000 and $161,458 respectively.

NOTE F—CAPITAL LEASE OBLIGATIONS

The Company’s present capital lease obligations expire in 2009 and bear interest at 10.3% imputed based on the lessor’s implicit rate of return. Future minimum capital lease payments are as follows:

Amount
2007, remainder of	$27,588
2008	110,352
2009	12,646
Total	$150,586
Less: amount representing interest	10,734
Net present value of minimum lease payments	139,852
Less: current portion	100,617
$39,235

The Company leases furniture and fixtures and computer equipment under capital leases.  Assets under capital leases included in property and equipment are as follows:

	September 30, 2007	December 31, 2006
Equipment	$439,031	$439,031
Less: accumulated depreciation	(264,185)	(188,945)
Net leased assets	$174,846	$250,086

NOTE G—LEASE COMMITMENTS

The Company leases its facilities in Pennsylvania and Connecticut, under agreements expiring between 2007 and 2011. Total rent expense was approximately $108,000 and $59,000 for the three months ended September 30, 2007 and 2006, respectively. Rent for the nine months ended September 30, 2007 and 2006 was $263,000 and $144,000 respectively.

Future minimum lease payments required under the operating leases in effect subsequent to September 30, 2007 are as follows:

Amount
2007, remainder of	$107,827
2008	440,838
2009	445,262
2010	236,800
2011	241,500

NOTE H—RELATED PARTY TRANSACTIONS

Notes payable—stockholders

The Company was indebted to certain stockholders for notes payable. Interest paid to stockholders was $84,778 at September 30, 2006.  The notes were paid in full in August 2006.

Support services

Beginning in 2004, the Company has an agreement with a stockholder’s company to provide extended warranties and technical support services on behalf of certain of the Company’s customers. Under the agreement, the Company was charged $660,388 and $571,457 for the three months ended September 30, 2007 and 2006, respectively, and made payments under this agreement of $642,098 and $484,804 for the three months ended September 30, 2007 and 2006, respectively. The Company was charged $1,715,388 and $1,304,721 for the nine months ended September 30, 2007 and 2006, respectively, and made payments under this agreement of $1,577,579 and $1,226,447 for the nine months ended September 30, 2007 and 2006, respectively.

Due from related party

There was approximately $1,923,997 and $116,956 due from Corrugated Service Corp. d/b/a Amtech, a related party, at September 30, 2007 and December 31, 2006 for the sale of certain hardware products. These amounts are classified as accounts receivable in the accompanying financial statements.

NOTE I—CUSTOMER AND VENDOR CONCENTRATIONS

The Company had sales to significant customers as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Customer A	14%	11%	15%	14%
Customer B	0%	13%	1%	5%

The Company had a significant vendor providing hardware purchases as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Vendor A	28%	27%	33%	31%

NOTE J—ACQUISITION OF DDMS PATENTS

On April 9, 2007, the Company acquired DDMS Holdings, LLC, a privately held Florida company through a merger of DDMS Holdings, LLC with the Company’s newly formed wholly-owned subsidiary InfoLogix-DDMS, Inc. After the merger, InfoLogix-DDMS, Inc. was the surviving wholly-owned subsidiary of the Company. The acquired assets consisted of five US patents, along with one published US patent application and four foreign patents issued and five foreign patents that are currently pending. Consideration given for all of the shares of DDMS Holdings, LLC included $200,000 in cash and the issuance of 400,000 shares of the Company’s common stock. Under the terms of the merger agreement, the Company agreed to commit funds as it deems necessary toward the maintenance and expansion of the patents and patent applications acquired in the merger, including a minimum of $250,000 before April 9, 2008. The 400,000 shares of common stock are subject to a one-year lock-up period. This acquisition of the DDMS patents was accounted for in accordance with SFAS 142.

Cash paid	$200,000
Common stock issued (400,000 shares)	1,520,000
Acquisition costs	25,000
$1,745,000

The value of the common stock issued above was based on the average closing market price of the Company’s common stock for the period three days before and three days after the date of issuance of the common stock.

The purchase price was allocated to the assets and based on their fair values on the date of acquisition as follows:

Patents and application	$1,745,000

The patents acquired are being amortized over the average remaining life of sixteen years.

NOTE K —ACQUISITION OF CERTAIN ASSETS OF AMTSYSTEMS, INC.

On May 10, 2007, the Company, through its wholly-owned subsidiary InfoLogix Systems Corporation, acquired certain assets of AMT Systems, Inc. (“AMT”) pursuant to an asset purchase agreement.  The acquired assets include the rights to existing relationships with customers, vendors and partners, and the intellectual property rights behind AMT’s clinical and financial mobility solutions for healthcare.  The purchase price paid by the Company consisted of $100,000 in cash, 138,160 shares of the Company’s common stock at closing, and $500,000, payable in 72 equal monthly installments of $8,766 plus interest.  The issuance of the shares of common stock was unregistered and the shares are subject to a two-year lock-up. The acquisition was accounted for under SFAS 141 “Business Combinations” and results have been included in the statement of operations from May 10, 2007 through September 30, 2007.

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
$1,235,000

The technology is being amortized over a three year period, the customer relationships are being amortized over a ten year period and the non-compete agreement is being amortized over a four year period.

NOTE L—ACQUISITION OF ASSETS OF HEALTHCARE INFORMATICS ASSOCIATES, INC.

On September 30, 2007, the Company, through its wholly-owned subsidiary, InfoLogix Systems Corporation, acquired substantially all of the operating assets and assumed certain liabilities of Healthcare Informatics Associates, Inc. (“HIA”) pursuant to an asset purchase agreement. The assets acquired relate to HIA’s business of providing software implementation and consulting services, and included cash, accounts receivable, other current assets, the rights to existing relationships with customers, vendors and partners, certain tangible personal property and certain intangible rights and property.  The liabilities assumed consist of current accounts payable and accrued expenses.

The purchase price paid by the Company consisted of cash, shares of the Company’s common stock, and a convertible promissory note. In addition, HIA is eligible to receive additional contingent consideration under an earn out agreement. The acquisition was accounted for under SFAS 141. All assets and liabilities acquired are reflected on the September 30, 2007 balance sheet. The results of operations from the business acquired from HIA will be included in the statement of operations beginning October 1, 2007. The total purchase price paid by the Company is as follows:

Cash paid	$4,583,483
Common stock issued (755,478 shares)	2,863,262
Convertible note payable	3,500,000
Acquisition costs	639,110
$11,585,855

In addition to the cash paid at closing, on October 1, 2007, HIA and the Company deposited $900,000 into an escrow account to fund a portion of certain employee retention payments to be made to HIA’s employees over a three year period after the closing. In addition, the parties deposited $1,556,586 from the HIA cash account into an escrow account to be used to fund any working capital adjustment payable to the Company, the remainder, if any, of which will be released back to HIA. The Company also deposited $83,483 into an escrow account, which is payable to HIA upon the collection of certain outstanding customer invoices due to HIA within 60 days after the closing and remittance of those amounts to the Company.

At closing, the Company issued 755,478 shares of common stock, which was valued at $2,863,262 for accounting purposes. This value of the common stock was based on the average closing market price of the Company’s common stock from September 26, 2007 through October 3, 2007. The issuance of the shares of common stock was unregistered and the shares are subject to a one-year lockup.

In addition, the Company issued a convertible promissory note (the “Note”) to HIA with a principal amount of $3,500,000.  The Note bears interest at a rate of 9% per annum, compounding annually, from the date of the Note until the principal amount is paid in full.   The principal amount of the Note and all accrued interest are payable in full on September 30, 2010.  The outstanding unpaid principal amount of the Note is convertible at the option of HIA into unregistered shares of the Company’s common stock at a conversion price of $5.50 per share.

The Company may require HIA to convert all or any portion of the outstanding unpaid principal of the Note into the Company’s common stock at a conversion price of $5.50 per share if the closing bid price of the Company’s common stock for at least 45 consecutive trading days equals or exceeds $8.00 per share.  Any accrued but unpaid interest on the Note at the time of any conversion will be paid, at the Company’s option, either in cash or in additional shares of the Company’s common stock at a conversion price of $5.50 per share.

The Note grants HIA the right to require the Company to redeem a portion of the unpaid and outstanding principal of the Note if the Company engages in an offering of its equity securities, the primary purpose of which is to raise capital.  HIA may also, at its option, declare the Note payable in full upon the occurrence of a Change of Control (as defined in the Note) of InfoLogix Systems Corporation.  The Note also contains customary events of default that would allow HIA to accelerate the amounts payable under the Note, including any default on the Company’s senior debt. The Note is subject to a subordination agreement with Sovereign Bank, the Company’s senior lender.

The Company and HIA entered into an Earn-out Agreement pursuant to which HIA is eligible to earn additional consideration in respect of the two years (each year, an “Earn Out Period”) after the closing of the transaction.  HIA can earn up to $2,000,000 in the first Earn Out Period and up to $2,500,000 in the second Earn Out Period upon satisfaction of certain financial milestones described in the Earn Out Agreement.  To the extent HIA exceeds the defined milestones, it may earn additional consideration equal to 25% of such excess. The additional cash consideration will not be accounted for by the Company until such time as the consideration is earned pursuant to the terms of the Earn Out Agreement. At the point the consideration is earned, the Company will record the cash paid as an adjustment to the purchase price.

The purchase price was allocated to the assets acquired and liabilities assumed on a preliminary basis based on their estimated fair values on the date of acquisition, as follows:

Assets acquired, excluding cash:
Accounts receivable	$2,753,423
Computer equipment	32,000
Intangible assets	9,330,237
Total assets acquired	12,115,660
Liabilities assumed:
Current liabilities	529,805
Net assets acquired	$11,585,855

The Company will not finalize its allocation of the purchase price until an independent third-party appraisal of the fair value of the net assets acquired is completed. When finalized, any changes to the preliminary purchase price allocation will result in changes to the carrying amounts of the net assets acquired. The Company is currently completing pro forma calculations to reflect the impact of this acquisition and intends to file on Form 8-K with the Securities and Exchange Commission within 75 days from the effective date of the HIA transaction.

NOTE M—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of any such pending legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE N—NONCASH INVESTING AND FINANCING

Noncash investing and financing activities consist of the following:

Issuance of shares in connection with DDMS patent acquisition, April 2007	$1,520,000

Acquisition of AMT Systems, Inc., May 2007
Issuance of common shares	$500,000
Issuance of long-term debt	500,000
$1,000,000

Acquisition of HIA, September 2007
Issuance of common shares	$2,863,262
Issuance of long-term debt	3,500,000
Amounts due to seller and others	5,104,183
$11,467,445

Common stock issued for services, July 2007	$38,200

NOTE O—INCOME TAXES

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

As of September 30, 2007, the Company has net operating losses (“NOLs”) of approximately $2,561,941 which may be available to offset future taxable income.  Included in the NOLs are losses of $65,000 generated by New Age Translation, Inc. which are subject to restrictions under Internal Revenue Code Section 382, due to change in ownership in that entity.  Therefore, the Company has recorded a valuation allowance against the NOLs generated by New Age Translation, Inc.  If not used, the NOLs will expire beginning after 2024.  The Company’s state NOLs will also be subject to expiration in varying years starting in 2013 through 2027.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our financial condition and results of operations.  This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this report and our annual report filed with the U.S. Securities and Exchange Commission on Form 10-K.  Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation.

Overview and Outlook

InfoLogix is a provider of enterprise mobility and radio frequency identification (RFID) solutions. Our wholly owned operating subsidiary, InfoLogix Systems Corporation, was formed in 2001. On November 29 2006, InfoLogix Systems Corporation merged with New Age Translation, Inc., a public reporting company, and New Age Translation Inc. changed its name to InfoLogix, Inc. and became a holding company for InfoLogix Systems Corporation. Concurrent with the merger, InfoLogix, Inc. completed a private placement of shares of its common stock that resulted in net proceeds of approximately $15.0 million. For more information with respect to the merger transaction, see Note A to our consolidated financial statements included elsewhere in this report.

We provide solutions to our customers by utilizing a combination of products and services, including consulting, application software, managed services, mobile workstations and devices, and wireless infrastructure. Our solutions are designed to allow the real time usage of data throughout a customer’s enterprise in order to enhance workflow, improve customer service, increase revenue and reduce costs. We sell wireless communication and computing devices, including mobile workstations, that connect to a customer’s wireless network so that information can be accessed from any location within the enterprise. We also implement customized software applications and provide RFID technology, a data-exchange method using transponders that store and remotely send or retrieve information, to enable the transmission and processing of that information between the customer’s information system and its wireless communication and computing devices. We also offer professional services that support and complement a customer’s wireless computing systems, including consulting, managed services, training, engineering, technical support, and network monitoring.

Historically, the sale of mobile workstations and other wireless devices has represented a majority of our revenues. In the past two years, we have been transitioning our business to provide more software applications and professional services. With our new focus on selling software and services, we believe that we can offer more comprehensive enterprise mobility solutions that provide greater value to our customers and generate higher and more recurring revenue for our business.

We conduct substantially all of our operations through our wholly-owned subsidiary, InfoLogix Systems Corporation. We own certain patents and patent applications through our wholly-owned subsidiaries OPT Acquisition LLC, Embedded Technologies, LLC and InfoLogix-DDMS, Inc. We consolidate OPT Acquisition LLC, Embedded Technologies, LLC, InfoLogix-DDMS, Inc. and InfoLogix Systems Corporation for financial reporting purposes.

2007 Acquisitions

In April 2007, we acquired a portfolio of patents from DDMS Holdings, LLC, a privately held Florida company. The acquired assets consist of five US patents issued, and four patents issued in foreign countries, along with one published US patent application and five pending foreign patent applications. We view this acquisition as strategic to our business by providing us with protections related to our on-going sales and development of radio frequency identification, or RFID, technologies and mobility solutions across our business.

In May 2007, we acquired certain assets of AMT Systems, Inc., or AMT.  The acquired assets include the rights to existing relationships with customers, vendors and partners, and the intellectual property rights behind AMT’s clinical and financial mobility solutions for healthcare. We believe that the addition of professional staff from AMT will enable us to enhance our software development capabilities and increase our barcode and RFID technology sales. The focus of this acquisition is on the integration of clinical and financial systems through software applications that operate on mobile computing devices. Our mobile solutions are thereby enhanced by supporting materials management, patient charge capture, and patient identification. We realized revenue and gross profit in the third quarter of 2007 as the result of our re-selling third-party thermal wristbands and printers to existing and newly acquired healthcare customers, and we believe these sales opportunities will continue to expand as we further develop these offerings.

In September 2007, we acquired certain assets and liabilities of Healthcare Informatics Associates, Inc., or HIA. The acquired assets include the rights to existing relationships with customers, vendors and partners. All of the employees of HIA were transitioned to us. The employees are a team of senior healthcare informatics consultants who are also certified healthcare practitioners, and include registered nurses, pharmacists, ancillary clinicians, physician assistants, revenue cycle personnel, administrative systems personnel, technical interface/report writing personnel, clinical transformation specialists, engineers specializing in return on investment, benefits realization, and work redesign and certified project managers. We expect to realize revenue and gross profit in the fourth quarter of 2007 as a result of this acquisition. We believe the acquisition of HIA will allow us to expand the products and services we offer to hospitals and other healthcare providers.

For more information with respect to these transactions, see Notes J, K and L to our unaudited consolidated financial statements included elsewhere in this report.

Characteristics of our revenue and expenses

We generate our revenue primarily through the resale of wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products under which the revenue is recognized. Sales revenue on product is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. We also generate revenue from the sale of extended warranties on certain components. Revenue from the sale of component warranties is recognized upon our customer’s execution of the warranty agreement. There is no associated warranty risk as we have contracted with third parties to fully assume all risks and obligations. We also generate revenue from professional services, primarily on a project basis, under which revenue is recognized on a fixed fee, time and expense basis or upon acceptance of our deliverables by clients.

Payments received in advance of services performed are recorded as deferred revenue.  Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenue recognized in excess of amounts billed and project cost is included in accounts receivable and other receivables on our balance sheet.

Cost of revenue primarily consists of all expenses that are directly attributable to our business and include the costs associated with professional services, the purchase, for resale, of wireless and mobile hardware and systems, including computers, peripherals, and related products. Fluctuations in our gross margin may occur due to changes in our sales mix, ability to obtain discounts on product sales or our ability to negotiate higher margins on sales contracts with large customers.

Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses.  General and administrative expenses primarily consist of the costs attributable to the support of our operations, such as costs related to information systems, salaries, expenses and office space costs for executive management, customer service, warehousing, technical support, financial accounting, purchasing, administrative and human resources personnel, insurance, recruiting fees and legal, accounting and other professional services.

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

Results of Operations

Three Months ended September 30, 2007 compared with the Three Months ended September 30, 2006

Revenues were $20.1 million for the three months ended September 30, 2007, compared to $16.0 million for the three months ended September 30, 2006, an increase of $4.1 million or 25.8%. Revenue increased as the result of increases in sales of mobile and stationary workstations, third-party wireless hardware implementations, managed services including help-desk and software support, and third-party extended product warranties, which sales were partially attributable to an increase in our sales force.

Our cost of sales was $14.5 million for the three months ended September 30, 2007, compared to $11.7 million for the three months ended September 30, 2006, an increase of $2.8 million or 24.0%. Our gross profit was $5.5 million for the three months ended September 30, 2007, compared to $4.2 million for the three months ended September 30, 2006, an increase of $1.3 million or 30.8%, resulting in a gross margin of 27.6% at September 30, 2007, up from 26.6% at September 30, 2006. The increase in our gross margin is the result of increased margins earned from our mobile solutions sales, a change in our sales mix, and the increased sales volume of our higher margin third-party warranty sales, which sales were partially attributable to an increase in our sales force.

Our selling, general and administrative expenses were $6.2 million for the three months ended September 30, 2007, compared with $3.9 million for the three months ended September 30, 2006, an increase of $2.4 million, or 61.2%.  Selling expenses increased to $2.5 million in the three months ended September 30, 2007 from $1.6 million in the three months ended September 30, 2006, an increase of $0.9 million, or 59.3%, as the result of an expansion of our sales force. Our general and administrative expenses increased to $3.7 million in the three months ended September 30, 2007 from $2.3 million in the three months ended September 30, 2006, an increase of $1.4 million, or 62.4%. General and administrative expenses increased as the result of an increased level of management personnel and administrative support, marketing campaigns and public relations consulting, professional fees associated with our investor relations programs, internal controls and compliance requirements, and FAS 123R compensation expenses incurred as the result of incentive stock options granted to employees.

Our interest expense, which is derived from our credit line, term loan and stockholders’ loans was $206 thousand for the three months ended September 30, 2007, compared to approximately $197 thousand for the three months ended September 30, 2006, an increase of $9.0 thousand, or 4.4%, as the result of higher amounts outstanding under our loan agreements with our senior lender. Our interest earned on cash and cash equivalents was approximately $108 thousand for the three months ended September 30, 2007, compared to $0 for the three months ended September 30, 2006, an increase of $108 thousand.  Interest income in the three months ended September 30, 2007 was the result of an increase in cash due to the net proceeds from the private placement completed in November 2006.

Our depreciation and amortization expense increased to $452 thousand for the three months ended September 30, 2007 from $328 thousand for the three months ended September 30, 2006, an increase of $124 thousand, or 37.8%, as the result of intangible assets acquired in the acquisition of DDMS Holdings and certain assets of AMT, a greater number of demonstration units deployed to our expanded sales force and additional investments in computer equipment and software.

Our net loss was $0.5 million for the three months ended September 30, 2007, compared with net income of $0.2 million for the three months ended September 30, 2006, a decrease of $0.7 million. Net income declined primarily due to increased selling expenses related to our expanded sales force, increased levels of managerial and support staff, costs related to professional services associated with public company disclosure requirements, and FAS 123R compensation expenses incurred as the result of issuing incentive stock options to employees.

Prior to November 29, 2006, InfoLogix Systems Corporation was a Sub-chapter S Corporation. In accordance with SFAS 109, when a company changes its tax status from a nontaxable corporation to a taxable corporation, deferred tax assets and liabilities are recognized for timing differences at the date that a nontaxable enterprise becomes a taxable enterprise. We recorded a net deferred tax asset of approximately $0.3 million with the offset being recorded as an income tax benefit in the statement of operations for the quarter ended September 30, 2007. No net income tax benefit or offsetting net deferred tax asset was recorded in the third quarter ended September 30, 2006 since InfoLogix Systems Corporation elected to be taxed under the provisions of Sub-Chapter S for federal and state income tax purposes, so that the corporation was not subject to income taxes and, instead, its individual stockholders reported their share of the corporate income and loss, if any, on their personal federal and state income tax returns.

As of September 30, 2007, we had net operating losses (“NOLs”) of approximately $2.6 million which will be available to offset future taxable income.  Included in the NOLs are losses of $65,000 generated by New Age Translation, Inc., the predecessor to InfoLogix, Inc., which are subject to restrictions under Internal Revenue Code Section 382, due to the change in ownership in that entity. Therefore, we recorded a valuation allowance against the NOLs generated by New Age Translation, Inc.  If not used, the NOLs will expire beginning in the year 2024.  Our state NOLs will also be subject to expiration in varying years starting in 2013 through 2027.

Nine Months ended September 30, 2007 compared with the Nine Months ended September 30, 2006

Revenues were $54.4 million for the nine months ended September 30, 2007, compared to $44.3 million for the nine months ended September 30, 2006, an increase of $10.0 million or 22.6%. Revenue increased as the result of a greater number of mobile workstations that shipped in the comparable periods, an increase in the number of third-party wireless hardware implementations delivered, sales generated from former AMT customers and an increase in our managed services and help desk solutions.

Our cost of sales was $39.8 million for the nine months ended September 30, 2007, compared to $33.1 million for the nine months ended September 30, 2006, an increase of $6.7 million or 20.2%. Our gross profit was $14.5 million for the nine months ended September 30, 2007, compared to $11.2 million for the nine months ended September 30, 2006, an increase of $3.3 million or 29.8%, resulting in a gross margin of 26.7% at September 30, 2007, up from 25.3% at September 30, 2006. The increase in our gross margin is the result of increased margins earned from our mobile solutions sales, and the increased sales volume of our higher margin third-party warranty sales.

Our selling, general and administrative expenses were $17.6 million for the nine months ended September 30, 2007, compared with $10.1 million for the nine months ended September 30, 2006, an increase of $7.6 million, or 75.2%.  Selling expenses increased to $7.2 million in the nine months ended September 30, 2007 from $3.8 million in the nine months ended September 30, 2006, an increase of $3.4 million, or 91.0%, as the result of our expanded sales force. Our sales force increased from 25 to 41 in the comparable periods. Our general and administrative expenses increased to $10.4 million in the nine months ended September 30, 2007 from $6.3 million in the nine months ended September 30, 2006, an increase of $4.1 million, or 65.7%, as the result of an increased level of management and administrative support staff, higher professional fees associated with our internal controls, asset purchases and compliance requirements and approximately $0.8 million of FAS 123R compensation expenses incurred as the result of incentive stock options granted to employees.

Our interest expense, which is derived from our credit line, term loans and stockholders’ loans was $516 thousand for the nine months ended September 30, 2007, compared to approximately $488 thousand for the nine months ended September 30, 2006, an increase of $28 thousand or 5.7%. Our interest earned on cash and cash equivalents was approximately $400 thousand for the nine months ended September 30, 2007, compared to $0 for the nine months ended September 30, 2006, an increase of $400 thousand.  Interest income in the nine months ended September 30, 2007 was the result of an increase in cash due to the net proceeds from the private placement completed in November 2006.

Our depreciation and amortization expense increased to $1.2 million for the nine months ended September 30, 2007 from $0.9 million for the nine months ended September 30, 2006, an increase of $3.0 million, or 33.1%, as the result of intangible assets acquired in the acquisition of DDMS Holdings and certain assets of AMT, a greater number of demonstration units deployed to our expanded sales force and additional investments in computer equipment and software.

Our net loss was $1.9 million for the nine months ended September 30, 2007, compared with net income of $0.7 million for the nine months ended September 30, 2006, a decrease of $2.6 million. Net income declined primarily due to increased selling expenses related to our expanded national sales force, increased levels of professional services associated with public company disclosure requirements, and FAS 123R compensation expenses incurred as the result of issuing incentive stock options to employees.

Prior to November 29, 2006, InfoLogix Systems Corporation was a Sub-chapter S Corporation. In accordance with SFAS 109, when a company changes its tax status from a nontaxable corporation to a taxable corporation, deferred tax assets and liabilities are recognized for timing differences at the date that a nontaxable enterprise becomes a taxable enterprise. We recorded a net deferred tax asset of approximately $1.2 million with the offset being recorded as an income tax benefit in the statement of operations for the nine months ended September 30, 2007. No net income tax benefit or offsetting net deferred tax asset was recorded in the first nine months ended September 30, 2006 since InfoLogix Systems Corporation elected to be taxed under the provisions of Sub-Chapter S for federal and state income tax purposes, so that the corporation was not subject to income taxes; instead, its individual stockholders reported their share of the corporate income and loss, if any, on their personal federal and state income tax returns.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $9.7 million, compared to $12.9 million at December 31, 2006.

Under our loan and security agreement with Sovereign Bank, we are required to maintain a minimum balance of $2.6 million in an investment account in which Sovereign Bank has a security interest. We have used, and plan to use, our unrestricted cash for general corporate purposes, including working capital as well as acquisitions. We have funded our growth primarily through the private sale of equity securities and through long term debt and working capital. At September 30, 2007, our total liabilities was $29.8 million and was comprised mostly of term debt and borrowings outstanding under our credit line, amounts owing under the asset purchase agreement with HIA and outstanding accounts payable. Net cash used in operating activities for the nine months ended September 30, 2007 was $3.0 million, primarily the result of net losses from operations and investment in accounts receivable due to higher revenue. Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2007, primarily used to acquire the patent portfolio from DDMS Holdings, LLC and business assets from AMT Systems, Inc. and HIA, as previously described, to purchase additional  demonstration equipment, and to increase investment in software and technology.  Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2007, primarily due to net borrowings from the line of credit partially offset by principal payments under the terms of our senior-secured notes.

On September 30, 2007, we acquired substantially all of the assets of HIA. The purchase price paid included $5.5 million in cash. On October 1, 2007, we and HIA deposited $0.9 million from the cash proceeds of the transaction into an escrow account to fund a portion of certain pre-acquisition employee retention payments to be made to HIA’s employees over a three year period after the closing. In addition, the parties deposited $1.6 million from the HIA cash account into an escrow account to be used to fund any working capital adjustment payable to us, if any, and the remainder of which will be released back to HIA, plus we deposited $83 thousand into the escrow account, payable to HIA upon the collection of certain outstanding customer invoices due to HIA within 60 days after the closing and remittance of those amounts to us. Approximately $4.5 million of the cash purchase price was paid using a combination of the $2.0 million term loan received from Sovereign Bank and a $2.5 million draw under our line of credit with Sovereign Bank.

Given the amount of our current cash and cash equivalents, short-term investments, accounts receivable and funds available under our line of credit, we believe that we will have sufficient liquidity to meet our capital requirements for at least the next 12 months. We may increase our expenditures consistent with the anticipated growth of our business and we may seek to acquire complementary businesses or technologies, which may require us to raise additional funds sooner than expected. We may seek to raise additional funds through the sale of equity or debt securities or obtaining additional credit facilities. The sale of equity securities or issuance of equity securities in future acquisitions could result in dilution to our stockholders and the incurrence of debt would result in an increase in our interest expense. Any debt financing obtained by us in the future could involve restrictive covenants similar to those contained in our current loan and security agreement relating to capital raising activities and other financial and operational matters that might make it more difficult for us to pursue business opportunities, including potential acquisitions. There can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain financing, on acceptable terms, if at all.

Line of Credit and Term Loan

In March 2006, we executed a Loan and Security Agreement with a bank. Under the terms of the agreement and subsequent amendments, the bank provided us with an $8.5 million line of credit and two term loans amounting to $1.5 million, and $1.0 million respectively. The proceeds from the loans were used to pay off existing loans and to provide working capital. The loans are collateralized by all of the tangible and intangible assets of the Company. The Loan and Security Agreement contains certain financial covenants with which we must comply including:  minimum annual and quarterly net income tests, a fixed-charge coverage ratio, and maximum annual capital expenditures.

In connection with the closing of the acquisition of HIA, on September 30, 2007, we entered into an amendment to the Loan and Security Agreement pursuant to which the bank increased our line of credit to $11.0 million and provided a new $2.0 million term loan. In exchange for the increased line of credit and new term loan, the bank received a security interest in a Company investment account in an amount equal to $2.6 million.

The bank  amended certain loan covenants including: (i) an annual net income requirement of negative $250,000 for the six month period ending December 31, 2007 and $500,000 net income for the twelve month period ending December 31, 2008 and for each fiscal year thereafter, (ii) a quarterly net income requirement of at least negative $350,000 for the three month period ending September, 2007 and net income of at least $0 as of March 31, 2008 and as of the end of the first three fiscal quarters thereafter, (iii) a fixed charge coverage ratio of not less than 1.0 to 1.0 for the six month period ending December 31, 2007 and 1.2 to 1.0 as of the end of each fiscal quarter thereafter, and (iv) maintaining cash equivalents of at least $4.0 million at all times.

The line of credit and the term loans mature on March 16, 2011. The bank agreed to postpone principal payments for two term loans until a final balloon payment due at maturity, or, based upon available cash, and at the bank’s option, the Company may be required to make an additional annual principal payment form excess available cash flow. We are obligated to repay the third term loan in equal consecutive monthly installments of $55,555 on the first day of each month commencing on March 1, 2008 with any remaining balance due on the maturity date. If at any time the lender does not have a lien against the pledged account, we will become obligated to repay each of the other term loans in equal consecutive monthly installments of $41,667 and $27,778 beginning on the first day of the month following the date on which the lender ceases to have a lien on the account.

We are in compliance with financial loan covenants from the bank at September 30, 2007.

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

Forward-Looking Statements

This report contains “forward-looking statements” that are based on our current expectations, estimates, forecasts and projections about our company and our industry. These forward-looking statements reflect our current views about future events and can be identified by terms such as “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan” and similar expressions, although not all forward-looking statements contain such identifying words. You are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are not guarantees of future events and involve risks and uncertainties that are difficult to predict and are based upon assumptions that may prove to be incorrect.

Important factors that may cause actual results to differ from projections include the following, among other factors:

•        our limited operating history and the limited information available to evaluate our business;

•        our ability to operate profitably and manage the growth of our business;

•        changes in economic, business or industry conditions;

•        our ability to find additional financing necessary to support our operations;

•        our ability to successfully integrate acquisitions with our existing operations;

•        our ability to retain, replace and hire experienced senior management;

•        our relationships with our customers, key industry relationships and other third parties on which we rely;

•        competition in the industries in which we compete;

•        our ability to introduce new products and services and maintain products and service quality;

•        our ability to protect our intellectual property rights; and

•        restrictions on our operations contained in our loan and security agreement.

We have disclosed additional important factors that could cause actual outcomes and results to differ materially from the forward-looking statements under Item 1A “Risk Factors” included in Part II of this report. All forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise, except as required by federal securities laws.

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

The fair value of our cash and short-term investment portfolio at September 30, 2007, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of our long-term debt at September 30, 2007, including current maturities, was approximately $5.4 million. Our long-term bank debt is set at the bank’s prime rate (7.75%) plus 1.0% to 2.0%, or 9.75% at September 30, 2007. The balance of our other long term liabilities consists of an installment obligation under the AMT Systems asset purchase agreement which bears interest at 7.84% per annum and a convertible note payable under the HIA asset purchase agreement which bears interest at 9.0% per annum.

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

Item 1A.  Risk Factors

An investment in our common stock involves a number of risks. Before deciding to invest in us or to maintain or increase your investment, , you should carefully consider the risks described below, in addition to the other information contained in this report and other reports we have filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks are realized, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Relating to our Business and Industry

We are an early-stage company with a limited operating history, which limits the information available to you to evaluate our business.

Our operating company, InfoLogix Systems Corporation, was formed in 2001. There is limited operating and financial information to evaluate our historical performance and our future prospects. We face the risks and difficulties of an early-stage company, including the uncertainties of competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks or that our efforts will generate significant revenue or achieve future profitability. The failure to do so would have an adverse effect on our business, financial condition and operating results.

We have incurred losses in the past and our ability to operate profitably in the future is uncertain.

For the year ended December 31, 2006 we generated revenues of $60.8 million and incurred net losses of $1.9 million. For the nine months ended September 30, 2007 we generated revenues of $54.4 million and incurred net losses of $1.9 million. We have incurred net losses in two out of the last five fiscal years and we may incur additional losses in the future. Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. If our business and revenues grow more slowly than we anticipate, our operating expenses exceed our expectations, we are unable to sell our products and services at acceptable prices relative to our costs, or we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

We may need additional financing to fund our operations and finance our growth; we may be unable to obtain financing on terms acceptable to us.

Although we believe that our credit facilities and our anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months, we may be required to raise additional capital through either equity or debt financing to fund our operations, including any operating losses, and to implement our current or future strategies, including strategic acquisitions. Factors that could increase our need to seek additional financing include decreased demand and market acceptance for our products and services, the inability to successfully develop new products and services, competitive pressures resulting in lower pricing, new products and services offered by our competitors, and acquisition opportunities. In addition, when our existing credit facilities expire, we may need to obtain replacement debt financing. There can be no assurance that additional or replacement debt financing will be available to us on commercially reasonable terms or at all. If we incur additional debt, our interest expense would increase. If we raise capital through the sale of equity securities, the percentage ownership of our existing stockholders would be diluted and any new equity securities may have rights, preferences or privileges senior to those of our common stock. If we are unable to obtain additional or replacement financing when we need it, our ability to fund our operations and meet our plans for expansion would be adversely affected.

Our revenues and profitability may be affected by changes in economic, business or industry conditions.

If the economic climate in the U.S. or abroad deteriorates, customers or potential customers could reduce or delay their technology investments. Reduced or delayed technology investments could decrease our sales and profitability. In such an environment, our customers may experience financial difficulty, cease operations or fail to budget or reduce budgets for the purchase of our products and professional services. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors that could affect our revenues and profitability, including:

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

•                  changes in the terms on which we do business with our customers, suppliers or key relationships;

•                  the availability, pricing, quality, and delivery time of products from our suppliers; and

•                  variations in costs for products and services and the mix of products and services sold.

These trends and factors could adversely affect our business, profitability and financial condition and diminish our ability to achieve our strategic objectives.

Increasing our profitability and managing our growth are necessary to achieve our strategic objectives.

The industries in which we operate are highly competitive. To meet our growth objectives, we believe that we need to continue to add and increasingly emphasize higher-value, proprietary solutions, including software applications and professional services. There can be no assurance that we will effectively deploy our initiatives or be successful in obtaining customer acceptance of our current and anticipated higher margin products and services or developing new products and services with higher margins, and if we do not, we would not meet our strategic objectives.

In addition, the implementation of our strategic initiatives to improve profitability may have the unintended effect of straining our operations, increasing operating expenses, and adversely affecting our profitability, even if such initiatives are successful. The difficulties associated with implementing these initiatives and integrating businesses we acquire may place a significant burden on our management and our operational and financial resources. If we fail to successfully implement these initiatives or integrate these businesses, or encounter unexpected difficulties in that process, our business and results of operations could be adversely affected.

Also, to manage any future growth of our business, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting and operational systems and procedures. If we do not effectively manage our growth we may not be able to meet our customers’ needs, thereby adversely affecting our results of operations, or be able to meet our strategic objectives.

We may engage in acquisitions that could disrupt our business, could be difficult to integrate with our existing operations, cause dilution to our stockholders and harm our business, operating results and financial condition.

As part of our acquisition strategy, we acquired the businesses and certain assets of AV Partners, LLC, DDMS Holdings, LLC, AMTSystems, Inc. and Healthcare Informatics Associates, Inc. during 2007. While these acquisitions and any future acquisitions may present us with growth opportunities, they involve numerous risks, including:

•                  problems combining the acquired operations, technologies or products;

•                  unanticipated costs;

•                  diversion of management’s time and attention from our core business;

•                  adverse effects on existing business relationships with customers and suppliers;

•                  risks associated with entering markets in which we have no or limited prior experience; and

•                  potential loss of key employees, particularly those of the acquired business.

We have limited historical experience with the integration of acquired companies and there can be no assurance that we will be able to manage the integration of acquired businesses effectively or be able to retain and motivate key personnel from these businesses. Any difficulties we encounter in the integration process could divert management from day-to-day responsibilities, increase our expenses and have a material adverse effect on our business, financial condition and results of operations.

For future acquisitions, we may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not maintain or may weaken our competitive position or may not achieve our goals, or may be viewed negatively by customers, financial commentators or investors. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

We depend on retaining our existing senior management team and recruiting and retaining additional senior managers in order to be successful, and the loss of or failure to recruit key executives could materially and adversely affect our business.

Our current and future performance depends, in significant part, upon retaining our existing senior management team and recruiting and retaining qualified senior managers, whose knowledge, leadership and technical abilities would be difficult to replace. Our success also depends in part upon the ability of our executives to work effectively together and with the rest of our employees to continue to develop our technologies and services and to manage the operation and potential growth of our business. We also must continue to develop and retain a strong core group of senior executives in order to realize our goal of growing our business and sustaining profitability. We cannot assure you that we will be successful in our efforts. The unplanned loss of the services of one or more of our executives could have an adverse effect on our business and profitability.

We are dependent on our allied customers and key industry relationships.

We maintain important relationships with hardware and software technology leaders. We regard these relationships as more than traditional customer/supplier relationships and believe they represent an important lead referral source and sales channel for us.

There can be no assurance that we or our key relationships can continue to be successful in maintaining relationships with customers or that we or our allied customers could find adequate replacements if needed. The loss of any of these allied customers or key relationships could result in the temporary or permanent cessation of a group of products or solutions and result in the loss of a portion of our existing and anticipated customer base and related revenue.

We depend on third-party suppliers and manufacturers to manufacture our products. If these third parties experience any delay, disruption or quality control problems in their operations, or cease manufacturing our products, we could lose market share and revenues, and our reputation may be harmed.

A substantial portion of our products are manufactured, assembled, tested and packaged by third parties. We rely on several suppliers and manufacturers to procure components and various products that we sell and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer and, if we were to lose the services of this manufacturer, finding a suitable replacement could prove particularly difficult. In most cases, we do not have long-term contracts with these third parties. If our suppliers and manufacturers encounter financial or other business difficulties, if their strategic objectives change, or if they perceive us to no longer be an attractive customer, they may cease to manufacture our products and our business could be harmed.

The loss of the services of any of our primary manufacturers or a material change in the terms on which we do business with them could cause a significant disruption in operations and delays in product shipments, which could adversely impact our cash flow. Qualifying a new manufacturer and commencing volume production is expensive and time consuming.

Our reliance on third-party suppliers and manufacturers also exposes us to the following risks over which we have limited control:

•                  inability to procure key required components for our finished products to meet our customers’ demands;

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

If we are unable to provide our third-party suppliers and manufacturers with an accurate and timely forecast of our component and material requirements, we may experience delays in the manufacturing of our products and the costs of our products may increase.

We provide our third-party suppliers and manufacturers with forecasts of our demand that they use to determine their material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components require substantial lead times. If our forecasts are less than our actual requirements, or are not delivered in a timely manner, our manufacturers may not be able to manufacture enough products to meet our needs. If our forecasts are too high, our suppliers and manufacturers may be unable to use all of the components they have purchased on our behalf. Therefore, the cost per unit of producing products for us may be higher and those costs may be passed through to us. This could reduce our margins or raise our produce prices relative to our competitors. Moreover, if they are unable to use certain components, we may be required to reimburse them for any losses they incur.

Our industry is highly competitive, and competitive pressures from existing and new companies may have a material adverse effect on our business, revenues, growth rates, market share, and profitability.

Our industry is highly competitive and is influenced by many factors, including the following:

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

•                  competition from companies with stronger brand recognition;

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

The products manufactured and marketed by us and our competitors are becoming more complex. As the technological and functional capabilities of future products increase, these products may begin to compete with products being offered by companies that have substantially greater financial, technical, marketing and manufacturing resources than we do. We may not be able to compete successfully against these competitors, and competitive pressures may result in a material adverse effect on our business, revenues, growth rates, market share and profitability.

We also compete with certain of our key relationships from time to time. If we are unable to maintain our relationships with them, we may be forced to compete directly with them for customers that we previously had served through our relationships. We may also lose our key relationships as customers. Our key relationships generally have substantially greater financial, technical, marketing and manufacturing resources than we do and may be able to directly offer their customers solutions similar to those we offer.

If we fail to continue to introduce new products and services that achieve sufficient market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain revenues and profitability.

Our future success depends on our ability to develop and introduce new products,  and services and   technology enhancements that achieve sufficient market acceptance. If we are unable to develop and introduce new products and services that respond to emerging technological trends and customers’ critical needs, our profitability and market share may suffer. The process of developing new technology and related services is complex and uncertain, and if we fail to accurately predict customers’ changing needs or emerging technological trends, our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. We may encounter delays in deploying new or improved products or offering new or improved services. If we expend a significant amount of resources and our efforts do not lead to the successful introduction of new or improved products or services, there could be a material adverse effect on our business, profitability, financial condition and market share. We may encounter delays in manufacturing and producing new products and our new products may not be commercially successful.

Demand for existing products may decrease following the announcement of new or improved products. Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of our products, even if newly introduced, until new or improved versions of those products are available. If customer orders decrease or are delayed during a product transition, we may experience a decline in revenue. Our profitability might decrease if customers, who may otherwise choose to purchase existing products, instead choose to purchase lower priced models of new products. Delays or deficiencies in the development, manufacturing, and delivery of, or demand for, our new or improved products could have a negative effect on our business and profitability.

If we are unsuccessful in expanding our professional services, we may fail to achieve our objectives.

We are in the process of expanding our professional services and enhancing our technical knowledge in order to broaden our service offerings. We hope to accomplish that by increasing our in-house talent pool and introducing new models for support and professional services, including through acquisitions of businesses that we believe complement our existing services. We look to leverage new employees that are skilled in our business to reduce our dependence on outside assistance. Our initiatives will include reducing dependence on outside suppliers, determining specific methodologies and processes for meeting customer needs, conducting in-house training sessions, and leveraging business partnerships to increase professional services opportunities. These initiatives have required, and will continue to require, significant investment by us, including expenses relating to the recruiting and training of these new employees. There is no assurance that the expansion will improve the sales and profitability of our professional services.

Any failure in our ability to offer high-quality support and other services could have a material adverse effect on our sales and results of operations.

Once our products are integrated within our customers’ hardware and software systems, our customers may depend on our support organization to manage those systems and resolve any issues that may arise. A high level of support is critical for the successful marketing and sale of our solutions. If we do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell our solutions to existing customers could be adversely affected, and our reputation with potential customers could be harmed. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure to maintain high-quality support and services, or to adequately assist our key relationships in providing high-quality support and services, could result in customers choosing to use our competitors’ products and services instead of ours in the future.

The success of our business depends on the continuing development, maintenance and operation of our information technology systems. If we fail to maintain and upgrade our information technology systems to meet the demands of our customers and protect our information technology systems against risks that we cannot control, our business may be adversely affected.

We compete for customers based in part on the flexibility and sophistication of our information technology systems. The failure of the hardware or software that supports these systems, the loss of data contained in the systems or the inability to access or interact with our website or connect with our customers electronically, could significantly disrupt our operations, prevent customers from placing orders with us or cause us to lose customers. Although we have redundant systems at a separate location to back up our primary application systems, there can be no assurance that these redundant systems will operate properly if and when required. If our information technology systems are unable to handle additional volume as our business and scope of professional services grows, our service levels and operating efficiency will likely decline. In addition, we expect that our customers will continue to demand increasingly sophisticated information technology systems from us. If we fail to hire or retain qualified persons to implement, maintain and protect our information technology systems, or if we fail to upgrade or replace these systems to handle increased volumes and levels of complexity and meet the increased demands of our customers, our business and profitability may be adversely affected.

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of Internet infrastructure which are vulnerable to a variety of threats, including computer viruses and natural disasters. There can be no guarantee that the steps we have taken to protect against those threats will be effective. Any disruption to or infiltration of our information technology systems could significantly harm our business and profitability.

If we are unable to protect our intellectual property rights or if third parties assert we are in violation of their intellectual property rights, we could be prevented from selling our products, the time and attention of management could be diverted from operating our business and our ability to attract new customers and retain current customers could be hampered, any of which could have a material adverse effect on our business, financial condition and results of operations.

We have 19 issued patents in the U.S. and four foreign patents issued related to wearable computers and RFID technology that manages medication delivery and administration. We also have 15 patent applications pending with the U.S. Patent and Trademark Office and five foreign patent applications related to medication delivery and administration and a proprietary power solution specifically designed for mobile workstations, a system and method for live interactive distance learning, and related mobile wireless computer systems.  The patents for which we have received a final issuance have remaining legal lives that vary from 5 to 17 years.

We have also developed other proprietary solutions, including form-factor PC technologies designed specifically for low power consumption, handheld and kiosk point of sale devices and several customized software applications. We seek to protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries. There can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products.

There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete and to receive licensing revenues could be significantly impaired. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in any such action. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Furthermore, the laws of certain countries in which our products are or may be licensed do not protect our proprietary rights to the same extent as the laws of the U.S.

Third parties may assert claims of infringement of intellectual property rights against us or against our partners for which we may be liable under certain indemnification arrangements. The failure to obtain a license on commercially reasonable terms or the entry of an injunction that impairs our ability to market certain products or services could have a material adverse effect on our business, reputation, profitability or financial condition. Any litigation regarding patent and other intellectual property rights could have a material adverse effect on our business and our ability to compete.

We may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of its resolution, could result in substantial costs and diversion of resources. If it were determined that our products infringe upon the intellectual property rights of others, we would need to obtain licenses from these parties or reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology, or both. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products and could have material adverse effect on our business and our ability to compete.

We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology our ability to offer competitive products could be harmed and our costs of production could increase.

We obtain non-exclusive software license rights to technologies from third parties that are incorporated into and necessary for the operation and functionality of certain of our products. Because the intellectual property for which we have obtained licenses is available from third parties, barriers to entry for our competitors may be lower than if we owned exclusive rights to these technologies. On the other hand, if a competitor enters into an exclusive arrangement with any of our third-party technology providers, our ability to develop and sell products containing that technology could be severely limited. Our success depends in part on our continued ability to have access to these technologies on commercially reasonable terms. If we do not continue to hold or obtain licenses to use necessary technologies, we may be forced to acquire or develop alternative technology that may be of lower quality or performance standards. This could limit and delay our ability to offer competitive products and increase our costs of production. As a result, our profitability and market share could be harmed.

Our products are complex and may contain undetected and unexpected defects, errors or failures.

Substantial product defects could result in product recalls, repairs, warranties or an increased amount of product returns, loss of market acceptance and damage to our reputation, which in turn could increase our costs, cause us to lose sales and have a material adverse effect on our profitability. Product defects might also result in claims against us by our customers or others. In addition, the occurrence of any defects or errors in these products could result in a failure to achieve market acceptance and loss of market share, cancellation of orders, difficulty in collecting accounts receivable, increased service and warranty costs in excess of our estimates, diversion of resources, and increased insurance costs and other losses to our business or to end-users.

Incompatibilities, defects or bugs in our products may not be detected until our customers begin to install the products or thereafter. We may need to modify the design of our new or improved products if they have incompatibilities, defects or bugs, which could result in significant expenditures, delays in product purchases or canceled orders.

Because we often sell our products on a purchase order basis, we are subject to uncertainties and variability in demand from our customers.

We sell our mobile workstations and other devices on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, the level and timing of our sales are subject to variations in demand from our customers. Orders can be cancelled, reduced or delayed due to customer budget cycles, the introduction or anticipated introduction of new products or technologies or general economic conditions. Generally, sales are sequentially down in the first quarter from the fourth quarter, higher in the second quarter, flat or slightly higher or lower in the third quarter, and strongest in the fourth quarter. If we are unable to anticipate and respond to the demands of our customers, our business, financial position and operating results may be adversely affected.

Our products are subject to certain government regulations and noncompliance with, or a change in, those regulations could have a material adverse effect on our business, financial condition, and results of operations.

Our products are subject to regulation by federal, state and local agencies in the U.S. and agencies in certain foreign countries where our products are manufactured or sold. There can be no assurance that we will be able to maintain compliance with these regulations, particularly if they were to change. Regulatory changes may require us to make modifications to certain of our products in order for us to continue to be able to manufacture and market our products, which could result in unanticipated costs and delays. Noncompliance with respect to these regulations, or delays resulting from modifications in order to come into compliance, could have a material adverse effect on our business, financial condition and results of operations.

Our growth objectives may depend on our ability to manage successfully potential international expansion.

We intend to expand our geographic presence to non-U.S. markets, including Europe, the Middle East, Asia, and other emerging centers of healthcare and commercial activity. This expansion will require significant management attention and financial resources. We currently have limited experience in marketing and distributing our products internationally and in developing versions of products that comply with local standards and languages. We may also not be able to maintain or increase international market demand for our products. International operations are subject to other inherent risks, including foreign government regulation of technology or unexpected changes in regulatory and customs requirements, difficulty and delays in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights, foreign currency exchange rate fluctuations, and tax consequences.

Armed hostilities, terrorism, natural disasters, or public health issues could harm our business.

Armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage or disruption to us, our suppliers or customers, or could create political or economic instability, any of which could harm our business. Any such events could, among other things, cause further instability in financial markets and could directly, or indirectly through reduced demand, negatively affect our facilities and operations or those of our customers or suppliers. If our customers experience any disruptions in the solutions that we provide to them as a result of any such events, we may not be successful in alleviating any such disruptions, particularly if many customers are affected by any of these events.

Our directors and executive officers beneficially own a substantial number of shares of our common stock, which give them significant control over certain major decisions.

As of September 30, 2007, our directors and executive officers beneficially own, in the aggregate, approximately 43.3% of our outstanding common stock, excluding shares of common stock issuable upon the exercise of options, warrants and other derivative securities. The interests of these stockholders may differ from the interests of other stockholders. As a result, these stockholders will have significant control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•                  electing or defeating the election of our directors;

•                  amending or preventing amendment of our certificate of incorporation or bylaws;

•                  effecting or preventing a merger, sale of assets or other corporate transaction; and

•                  controlling the outcome of any other matter submitted to our stockholders for a vote.

The stock ownership of our directors and executive officers may discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over the market price of our stock.

We recently became subject to the reporting requirements of the Securities Exchange Act of 1934, which can be expensive.

We recently became a public reporting company and, accordingly, we are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual, quarterly and periodic reports, proxy statements and other information required by the SEC (including legal and accounting fees) and furnishing audited reports to stockholders have caused our expenses to be higher than they would have been if we were a privately-held company. In addition, we will incur substantial expenses in connection with the preparation of this registration statement.

It may be time consuming, difficult and costly for us to implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to implement and sustain required internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

Risks Relating to our Indebtedness

The covenants in our credit facility may restrict our operations, which could inhibit our ability to execute our growth strategy and have a negative effect on our results of operations.

We have entered into a loan and security agreement that provides us with an $11.0 million line of credit as well as three term loans with an aggregate principal amount of $4.5 million. The line of credit must be repaid on March 16, 2009. The term loans are repayable in equal consecutive monthly installments with a final balloon payment due on March 16, 2011. The loan and security agreement contains restrictions and covenants and requires us to maintain specified financial ratios and tests. For example, the loan and security agreement restricts our ability, among other things, to incur additional indebtedness, to acquire other companies or the assets of other companies and to pay dividends without the lender’s consent. If we fail to meet or satisfy any of the restrictions, covenants, financial ratios or financial tests, we would be in default under the loan and security agreement. The loans are secured by all of our assets and the assets of our subsidiaries, as well as a pledge of the common stock of InfoLogix Systems Corporation (which is the entity through which we conduct substantially all of our operations). We have also provided the lender with a security interest in a company investment account pursuant to which we are required to maintain a minimum balance of $2.6 million. An event of default under the loan and security agreement would give the lender the right to declare all amounts outstanding under the credit facility due and payable and enforce its rights to foreclose on the collateral securing the loans.

The restrictions contained in the loan and security agreement could inhibit our ability to obtain financing and engage in other business activities that are important to our business and growth strategies, which could inhibit our ability to operate our business and increase our revenues.

Our indebtedness could adversely impact our financial condition.

As of September 30, 2007, we had approximately $29.8 million of total indebtedness, including short-term debt and approximately $8.2 million under our credit facility. We may increase the amount of our indebtedness in the future, which could have an important impact on our stockholders. An increase in our indebtedness could:

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

Our common stock may be considered a “penny stock” and be subject to SEC rules and regulations that impose limitations upon the manner in which our shares may be publicly traded. These regulations require the delivery, before any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding the purchaser and receive the purchaser’s written agreement to a transaction before a sale. These regulations could have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock. Therefore, our stockholders may find it difficult to obtain accurate quotations of our common stock and/or to sell their shares.

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

•                  our announcements of technological innovations or new products or professional services; and

•                  sales of common stock by our directors and management or other selling stockholders named in this report.

If a substantial number of our shares of common stock become available for sale and are sold in a short period of time, the market price of our shares of common stock could decline.

We have approximately 2.6 million shares of common stock that were available to be publicly traded. Although our common stock is listed on the NASDAQ Capital Market, it does not have a high average trading volume. For example, since we became listed on NASDAQ in September 2007, our average daily trading volume has been approximately 17,148 shares. Prior to our listing on NASDAQ, we were traded on the Over-the-Counter Bulletin Board and our average daily trading volume from January 1, 2007 through the date of our listing on NASDAQ was 15,706 shares. Our low trading volume may cause the price of our common stock to be volatile.

Certain of our directors, executive officers, advisors and existing stockholders are subject to agreements that restrict their ability to transfer all or a portion of their shares until November 28, 2007. David Gulian, Richard Hodge, Craig Wilensky and certain of our existing stockholders become eligible to transfer, subject to compliance with applicable securities laws, up to 50% of the shares beneficially owned by them on November 28, 2007, but remain subject to contractual restrictions affecting their ability to sell the remaining shares owned by them until November 28, 2008. We may waive these restrictions and allow these stockholders to sell their shares at any time. After all of these agreements expire, an aggregate of approximately 6.7 million shares currently subject to such lock-ups will be eligible for sale, excluding shares that they may acquire upon the exercise of warrants and options. The market price of our shares of common stock may drop significantly when the restrictions lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

There may be a limited public market for our securities.

Although we are listed on the NASDAQ Capital Market, there can be no assurance that the trading of our common stock will be sustained. If our common stock fails to qualify for continued listing on the NASDAQ Capital Market or for listing on another registered stock exchange, trading, if any, in our common stock would be conducted on the Over-the-Counter Bulletin Board or in what are commonly referred to as “pink sheets.”  As a result, our stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and our common stock would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained. Therefore, our stockholders may not be able to find purchasers for their shares of our common stock.

We do not expect to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Our loan agreement with Sovereign Bank currently restricts our ability to pay dividends on our common stock. Accordingly, our stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to make a positive return on their investment. Investors seeking cash dividends should not purchase our common stock.

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

Certain provisions of our bylaws are intended to strengthen our board of director’s position in the event of a hostile takeover attempt. These provisions have the effect of providing our board of directors with the sole power to fill vacancies on our board of directors and providing that stockholders may only call a special meeting by the request, in writing, of stockholders owning individually or together ten percent or more of our entire capital stock outstanding and entitled to vote.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2007, we entered into an agreement with Alliance Advisors, LLC for investor relations services. The agreement provides for customary services related to our investor and shareholder communications programs. In exchange for these services, we agreed to an effective term of twelve months, a monthly retainer fee of $15,000, and the issuance of 10,000 shares of our common stock each quarter during the effective term of the agreement. At September 30, 2007, we issued 10,000 shares of common stock, which was valued at $38,200 for accounting purposes. The value of the common stock was based on the average closing market price of our common stock from June 27, 2007 through July 5, 2007. The issuance of the shares of common stock was unregistered and the shares are subject to a one-year lockup.

Item 6. Exhibits

Exhibit No.	Description
2.1

Asset Purchase Agreement by and among InfoLogix, Inc., InfoLogix Systems Corporation, Healthcare Informatics Associates, Inc., and the stockholders of HIA dated as of September 30, 2007 (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed October 4, 2007).

10.1

Second Amendment dated as of August 20, 2007 to the Services Agreement, dated as of July 17, 2006, as amended on October 9, 2006, by and between Futura Services, Inc. and InfoLogix, Inc. (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 23, 2007).

10.2

Employment Agreement by and between InfoLogix Systems Corporation and Gerry Bartley dated as of September 30, 2007 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 4, 2007).

10.3

Earn Out Agreement by and between InfoLogix Systems Corporation and Healthcare Informatics Associates, Inc. dated as of September 30, 2007 (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 4, 2007).

10.4

Promissory Note executed in favor of Healthcare Informatics Associates, Inc. by InfoLogix Systems Corporation dated as of September 30, 2007 (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 4, 2007).

10.5

Fourth Amendment and Modification to Loan and Security Agreement by and among InfoLogix Systems Corporation, Opt Acquisition LLC, Embedded Technologies, LLC and Sovereign Bank dated as of September 30, 2007.*

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

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on November 14, 2007.

INFOLOGIX, INC.

By:	/s/ David T. Gulian
David T. Gulian
President and Chief Executive Officer

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and Principal Accounting Officer