Form 10-K/A
period 2006-12-31
InfoLogix Inc
filed 2008-02-08
CIK 1315320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated into the following parts of this Form 10-K:

(1) proxy statement for 2007 Annual Meeting of Stockholders—Part III Items 10, 11, 12, 13 and 14.

TABLE OF CONTENTS

Explanatory Note

Item 9A.	Controls and Procedures

Explanatory Note

                InfoLogix, Inc. is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 29, 2007 (the “Original Filing”), for the purpose of amending and restating Item 9A—Controls and Procedures. This Amendment No. 1 speaks as of the filing date of the Original Filing and reflects only the changes described above. No other information included in the Original Filing has been amended, modified or updated in any way. This Amendment No. 1 should be read in conjunction with the Original Filing.

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

                As required by SEC Rule 15d-15(b), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were (a) designed to ensure that the information the Company is required to disclose in its reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that the Company is required to disclose in its Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

                This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities Exchange Commission for newly public companies.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)            Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on February 8, 2008.

INFOLOGIX, INC.

By:	/s/ DAVID T. GULIAN
David T. Gulian
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 8, 2008.

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