Form 10-K
period 2007-12-31
InfoLogix Inc
filed 2008-03-28
CIK 1315320

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 001-33521

INFOLOGIX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1983837 (IRS Employer Identification Number)
101 E. County Line Road Hatboro, PA (Address of principal executive offices)	19040 (Zip code)

(215) 604-0691
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, par value $0.00001	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 29, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $57,524,368 based on the closing price as reported on the National Association of Securities Dealers Over-the-Counter Bulletin Board.

         The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date,

Class	Outstanding at March 21, 2008
Common Stock, $0.00001 par value per share	24,919,301 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" that are based on our current expectations, estimates, forecasts and projections about our company and our industry. These forward-looking statements reflect our current views about future events and can be identified by terms such as "will," "may," "believe," "anticipate," "intend," "estimate," "expect," "should," "project," "plan" and similar expressions, although not all forward-looking statements contain such identifying words. You are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are not guarantees of future events and involve risks and uncertainties that are difficult to predict and are based upon assumptions that may prove to be incorrect.

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

        We have disclosed additional important factors that could cause actual outcomes and results to differ materially from the forward-looking statements under Item 1A "Risk Factors" included in Part I of this report. All forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise, except as required by federal securities laws.

PART I

Item 1.    Business

General

        InfoLogix, Inc. is a Delaware corporation that was organized under the laws of the State of Nevada on November 22, 2004 and subsequently merged with and into a corporation organized under the laws of the State of Delaware on November 22, 2006. On November 29, 2006, InfoLogix Systems Corporation (formed in 2001), a Delaware corporation, merged with and into a wholly owned subsidiary of InfoLogix, Inc. As a result, InfoLogix, Inc. is a holding company for, and conducts substantially all of its operations through, its wholly-owned subsidiary InfoLogix Systems Corporation. References throughout this report to "we", "us", "our", "the Company" and "InfoLogix" are references to InfoLogix, Inc. and its wholly-owned direct and indirect subsidiaries unless otherwise indicated.

Overview

        InfoLogix is a provider of enterprise mobility and radio frequency identification, or RFID, solutions. We provide these solutions to our customers by utilizing a combination of products and services, including consulting, business software applications, managed services, mobile workstations and devices, and wireless infrastructure. Our solutions are designed to allow the real time usage of data throughout a customer's enterprise in order to enhance workflow, improve customer service, increase revenue and reduce costs. We sell wireless communication and computing devices, including mobile workstations that connect to a customer's wireless network so that information can be accessed from any location within the enterprise. We also implement customized software applications and provide RFID technology, a data-exchange method using transponders that store and remotely send or retrieve information, to enable the transmission and processing of that information between the customer's information system and its wireless communication and computing devices. We also offer professional services that support and complement a customer's wireless computing systems, including consulting, managed services, training, engineering, technical support and network monitoring.

        Historically, the sale of mobile workstations and other wireless devices has represented a majority of our revenues. In the past two years, we have been transitioning our business to offer more software applications and professional services. With our new focus on selling software and services, we believe that we can provide more comprehensive enterprise mobility solutions to our customers. These solutions involve:

  •
  Consulting with our customers to identify opportunities to use mobile technology in their enterprise to improve operations and the quality of their customer service by more efficiently managing people and assets.

  •
  Assessing our customer's existing wireless infrastructure—the cables, routers and network adapters from which a wireless network is constructed—and developing improved network designs to ensure effective wireless connectivity and infrastructure systems integration.

  •
  Developing and implementing custom software applications by using existing proprietary and third-party software.

  •
  Delivering and installing wireless infrastructure and user devices, including mobile workstations.

  •
  Providing our customers with ongoing managed services that are designed to supplement their information technology department, such as training, maintenance and repair, network monitoring, software application upgrades, network security and workflow consulting.

        We believe that we are well positioned to capitalize on the development, proliferation and convergence of enterprise mobility solutions in the marketplace. We believe that the application of our knowledge and experience in combining industry leading wireless infrastructure with proprietary and third-party software creates solutions that address our customers' critical needs. Because we do not depend on any particular technology or network carrier, we believe that we can provide tailored solutions in a rapidly changing technological landscape. Also, as market conditions continue to evolve, we believe that our solutions are adaptable to customers in any industry and scalable to customers of varying size or technological sophistication.

Services and Products

        Our implementation and support organization provides solutions that include consulting, business software applications, managed services, mobile workstations and devices, and wireless infrastructure. Our services and products are designed to help our customers enhance workflow, improve customer service, increase revenue and reduce costs. We believe our services and products address several functional applications including, for example, in enterprises in the following industries:

  •
  Healthcare.  Healthcare providers are under constant pressure to increase productivity and utilization of their mobile assets while maximizing the safety and efficacy of the care they provide and maintaining the integrity and privacy of medical records. The use of portable devices in combination with wireless technology allows access to information at the point of care or wherever else the information may be required. RFID technology combined with customized software applications enables real time tracking of patients, medical equipment and bed availability by the healthcare provider.

  •
  Distribution.  Distribution logistics relies on analyzing real time information as it relates to product quantities, product movement and location throughout the supply chain. Examples of distribution enterprise mobility solutions provided by us include wireless handheld computers used to scan products upon warehouse arrival and exit and wearable PCs used to permit warehouse operators to perform tasks, such as physical inventory counts, in a hands-free environment.

  •
  Manufacturing.  Manufacturing logistics relies on accessing current information as it relates to materials and parts inventory pipelines to enable just-in-time manufacturing processes. An example of a manufacturing enterprise mobility solution is wireless devices used to capture information on the warehouse floor and integrate that information into databases of the manufacturer, which facilitates improved financial management, inventory control and tracking of customer orders.

  •
  Retail.  Retail applications rely on accessing information at the point of sale and ensuring automatic replenishment of inventories. In addition, retailers need to accurately produce and capture shelf labels for in-store marketing and plannograms. Examples of retail enterprise mobility solutions include wireless point of sale devices used by customers to securely complete financial transactions at a single location by a credit or debit card and bar-code scanning devices used to enable employees to quickly and efficiently perform physical inventories.

  •
  Transportation and Field Services.  Transportation and field services logistics rely on effectively planning, scheduling and managing goods according to pre-determined delivery expectations. Examples of transportation and field services enterprise mobility solutions include vehicle-mounted systems used to capture and transmit real time information on driver performance, routes taken and hours worked and handheld computers to allow a customer's employees to receive pick-up and delivery schedules at the beginning and throughout a work shift.

        Our service and product offerings can be sold to a customer separately or together, in each case in a manner tailored to that particular customer. We offer the following services and products:

Consulting and Professional Services

        Our sales and implementation process takes a consultative approach, rather than the taking and filling of product orders. We work closely with our customers to assess their operations and identify the stress points in their organization where work processes and information management can be improved through the implementation of our solutions. Our professionals are experienced in providing strategic planning and guidance in the areas of information technology systems engineering, clinical systems, financial systems, operational systems and software development.

        Through our recent acquisition of the business of Healthcare Informatics Associates, Inc., or HIA, we have established capabilities as a national management and clinical systems consulting company. Our management and clinical systems consulting business is dedicated to the healthcare industry, while our professional services capabilities extend horizontally to each industry we serve. Our professional services and solutions expertise in the healthcare market includes:

  •
  computerized physician order entry;

  •
  healthcare information system selection;

  •
  system implementation;

  •
  information technology strategic planning;

  •
  return on investment analysis;

  •
  e-charting; and

  •
  workflow design.

        Our professional services and solutions expertise in commercial markets includes designing, developing and improving wireless networks and developing customized software applications.

        We can provide the following professional services through the project development and deployment process of a complete mobile system implementation or on a discrete individual basis based on the needs of our customers:

  •
  Enterprise Assessment and Planning.  We review our customer's operations so that we can provide a framework for how operations can improve with the use of our solutions-based approach. We document where the customer's wireless information systems are and assess where they need to be to improve workflow and increase efficiency and access to critical information. We then make recommendations and develop the project plans. We also work with the customer to create organizational imperatives and allocate a budget in advance.

  •
  Solution Implementation.  When the plans for the desired solution have been set, we turn to implementing the project plan. We provide comprehensive project management, which includes a review of current processes and workflow and integration of appropriate technology into those processes, including a customer's existing technology. We also consult and assist with network infrastructure engineering.

  •
  Training/e-Learning.  We offer e-Learning solutions through an extensive library of interactive and dynamic courses. Our e-Learning solutions range from training programs that ready a customer's employees to use their software applications efficiently to courses that educate employees on regulatory and compliance issues. Our training modules customize course materials by capturing a customer's application screens on their hardware and mapping the training to the customer's workflow. Unlike traditional classroom training, our e-Learning solutions enable standardized and customized training solutions to be efficiently delivered to large numbers of employees of a customer both on their schedules and directly at the point of access, typically by use of our mobile point of activity or mobile point of care workstations. Training methods include interactive tutorials, on-line knowledge assessments, wide area classroom methods and instruction services. Delivery options include media such as video, CD-ROM, video conferencing, web delivery, audio-desktop conferences, paper-based materials, and stand-up instruction. Whether used for an organization-wide implementation of a new technology or a department-wide procedural review, we believe that our e-Learning solutions address numerous challenges faced by our customers, including:

    •
    complex logistics of training a large number of people effectively on a strict timetable;

    •
    minimizing training time spent by staff, which results in more time available for patient and customer interaction;

    •
    developing, supporting and retaining a knowledgeable and skilled staff;

    •
    providing trainees with diverse levels of education, styles of learning and familiarity with technology;

    •
    delivering a consistent, unified training message, communicating standard procedures and policies; and

    •
    educating employees hired after training events.

        Training modules developed and implemented to date include HIPAA privacy and security training, clinical application training templates (Siemens AG Medication Administration Checker training, McKesson Corporation's Horizon Expert Documentation clinical documentation training and Medical Information Technology, Inc.'s nursing training) and an assessment and certification module, designed to test, certify, provide feedback, and report on clinical courseware retention. We have several other e-Learning software modules currently under development.

Products and Software

Mobile Workstations and Devices

        We develop, implement and sell wireless mobile workstations and devices. Our mobile workstations provide the basis for hardware and software solutions that create a gateway into a customer's information technology systems. Mobile workstations can be configured to address a broad continuum of a customer's mobile computing needs. Customers are provided the option to mount on our workstations small form-factor PCs, liquid crystal display flat panel monitors, laptop computers, tablet PCs, proprietary power solutions, keyboards, bar-code data collection devices, RFID medication administration solutions and other mobility-enabled equipment. As a result, users can gain ready access to the most current information required to complete tasks in an efficient manner.

        Our mobile workstations and devices include:

  •
  Mobile Point of Care Workstations.  Our mobile point of care workstations can be customized for hospital medication administration. This automated point of care medication administration system, which operates in conjunction with a hospital pharmacy's information technology systems, is designed to reduce medication errors and associated complications. Nurses scan the bar-coded medication to confirm the correct dose of medication and the patient's bar-coded wristband to ensure that the correct patient is receiving the appropriate dose of medication at the right time. We have been selling this product line since 2002, and currently have over 40,000 units deployed across the healthcare market. Our point of care product line represented approximately 40% of our total revenue in 2007.

  •
  Picture Archival and Communications System (PACS) Display.  The Dual Monitor PACS mobile workstation can eliminate the cost and disruption of remodeling an operating room when deploying PACS workstations. This workstation allows for liquid crystal display monitors to be mounted side-by-side on the workstation.

  •
  Mobile Point of Activity Workstations.  Our mobile point of activity workstations are designed to deliver productivity gains from efficient employee interaction, improve data collection and dissemination, and increase client employee and client customer satisfaction. Our mobile point of activity workstations are constructed of durable materials and feature small, sturdy bases, secure wheels and durable handles to provide smooth operation and a spacious desk-top work area. The workstations are versatile, supporting unique combinations of laptops and tablet personal computers, proprietary power solutions, bar-code data collection devices and other peripheral hardware solutions. Our mobile point of activity workstations typically include mounted printer technologies.

  •
  Mobile Point of Sale Devices.  Our point of sale solutions offer retail and field service clients a complete wireless transaction platform in a mobile hand-held device. Our system is specifically designed for clients employing a mobile workforce who need to manage inventory, conduct surveys, track assets and collect payments. Offering advanced technological features, we deliver integrated radio systems, as well as a built-in one-dimensional or two-dimensional bar-code data collection device, a thermal printer, a magstripe reader, directional/numeric keypad and a color touch screen.

  •
  Vehicle-mounted Workstations.  Vehicle-mounted computers are designed for use in rugged environments where they are mounted to warehouse and manufacturing equipment and vehicles (such as forklifts).

        Our mobility solutions also include bar-code data collection devices, form-factor PCs, secure wireless networks, handheld devices, tablet PCs, mobile wireless bar-code and label printers, wearable computers, wireless connectivity and interconnectivity devices, and proprietary power solutions.

Software

        We have dedicated significant resources and capital to developing, acquiring and partnering with leading software firms to deliver a full range of software applications. These software applications are designed to facilitate and integrate tracking and delivery solutions for our customers. Our proprietary software applications include the following:

  •
  HealthTrax Wireless Tracking Software.  HealthTrax Wireless Tracking software is designed to help hospitals identify the location of hospital assets and patients. The HealthTrax solution includes RFID tags that are compatible with all hospital wireless network infrastructures and provide real time asset and patient monitoring information designed to increase productivity and patient safety. Some of our specific solutions include:

  •
  Patient location tracking.  Patient location tracking software is designed to enable hospitals to accurately track the location of patients to improve patient care and reduce medical errors. This software can also be used to collect data regarding hospital operations such as the length of patient stays in a hospital's waiting room.

  •
  Equipment position tracking.  Equipment position tracking software allows hospital personnel to locate equipment and track its current status (in use or available), which supports effective clinical workflow by ensuring the right people and equipment are in the right place at the right time.

  •
  Procedure tracking.  Procedure tracking software is designed to enable a hospital to track and archive a patient's medical stay while alerting hospital personnel to potentially dangerous situations.

    •
    Patient security.  HealthTrax software can enable a hospital to increase its security by allowing personnel to track and manage the identity of infants and other patients.

  •
  BedCentral Software.  Our BedCentral application is an interactive patient bed management software system that is designed to help hospitals monitor bed status and improve communications resulting in increased bed availability and decreased patient wait times. BedCentral provides more than 30 customizable productivity and efficiency reports for improved information analysis designed to help hospitals:

  •
  obtain a real time view of hospital bed status to help reduce administrative costs and increase revenue through more effective and proactive bed management;

  •
  place clinical staff where they are needed most by having an accurate assessment of available hospital beds; and

  •
  better manage patient traffic, thereby increasing patient satisfaction and admissions through more efficient management.

  •
  Rapid development software.  Our Windows-based development environment includes routines, collection of development tools and built-in mobile data interchange tools for rapidly creating and testing mobile applications for mobile devices. Our unique design of these applications allows us to create robust business applications.

    Through the use of these software applications, our mobile field sales application manages our customer's mobile sales force from headquarters to the field. We allow the customer to track activity by purchase order, customer name, salesperson, product or date in real time. Our mobile point of delivery solution allows our customer to manage everything involved in delivering goods and services to their customers.

  •
  Customer Care Portal (CCP).  Our Customer Care Portal is an asset tracking and management solution that provides visibility into the lifecycle of our customer's mobility solution using the Internet and a browser. Based on the Microsoft SharePoint portal server platform, the CCP seamlessly integrates into our help desk and delivers our customers with vital access to information technology asset information, support tickets, relevant documentation, and a custom-specific knowledge base.

    The CCP provides a secure, easy to use method of accessing real-time service information such as technical support calls, repair history and maintenance, all maintained by our professional services staff. Asset management allows customers to sort and find equipment by item number, item type, serial number, location, and status. With one click, the icon next to each asset opens up to enable review of the equipment properties. The CCP can find where a device is installed, when it was installed and with what configuration parameters. Additionally, the system can track the complete history of every device, including repairs and installation history.

  •
  Route Delivery System.  Our route delivery system, rtoMobile, is a complete route delivery and transportation software solution that allows our customers to mobilize their delivery workforce. It incorporates optimized scheduling, route building, picking, loading and route delivery processes designed to simplify inventory management and control. This system can be delivered as a complete solution, or implemented in modules. It integrates functions such as mobile GPS/Mapping and signature capture for proof of delivery. It also allows drivers to transmit and receive data on the road and thereby provide their customers with accurate deliveries and correct, timely information on out-of-stock or promotional items while maintaining accurate on-truck inventory.

    rtoMobile is web-enabled, which allows for the real time flow of information from drivers and trucks to the back office and access to critical enterprise and supply chain data. The real time capabilities in our route delivery system are designed to ensure that key stakeholders of our customers have visibility into inventory and order information. Furthermore, optimized inventory processes ensure accurate customer orders are delivered on time. These inventory and order efficiencies are designed to contain and reduce costs throughout the supply chain by reducing and, in some cases, eliminating redundancies, unnecessary routes, picking and loading inaccuracies, shrinkage and driver mistakes.

  •
  RFID Solutions for Vehicle Tracking and Fleet Management.  Our RFID vehicle tracking solution is intended to assist companies in managing their distribution process. We believe that these solutions are particularly useful in the construction and transportation industries to help our customers track vehicle movement through various pickup or loading locations. Our RFID vehicle tracking solution is designed to replace manual reporting of departure and arrival times, weight, and other data gathered at the destination or site locations with automation and allow fleet managers to monitor and track their vehicles, which should provide the following benefits:

  •
  increased productivity and reduced costs;

  •
  improved asset utilization and management by real time equipment availability and shipment arrival information;

  •
  increased customer satisfaction;

  •
  faster vehicle entry, exit and authorization for fueling or maintenance; and

  •
  increased security through continuous, automatic monitoring and tracking.

  •
  RFID Solutions for Warehousing Logistics.  The use of RFID solutions in warehousing logistics impacts everyone working for manufacturing companies, from the forklift operator to the head of logistics. We believe RFID solutions improve warehouse and distribution center efficiency, save time in deliveries, increase productivity and reduce human error. We also believe RFID solutions allow for cost savings in out-of-stock supply chain reductions, help to prevent counterfeit issues and theft, and assist companies in obtaining key information on customers and their activities.

  •
  Supply Chain and Logistics Products.  We provide mobile wireless solutions to facilitate supply chain management. We offer a wide variety of barcode readers ranging from simple keyboard wedge bar code scanners to advanced radio frequency terminals. We believe that the benefits from our supply chain and logistics products are:

  •
  higher productivity with real time inventory visibility across the supply chain;

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

  •
  Services for Retailers.  We provide mobile point of sale systems, retail inventory management systems, solutions and technology. Wireless data collection solutions link our customers' enterprise resource planning systems to their retail floors using advanced automated barcode and RFID wireless data capture terminals and printers, which enhances inventory management.

    We work with some of the world's largest retailers across a wide application set spanning from the loading dock to the retail floor. With operations and facilities across North America and Europe, these clients have the resources needed to deploy a multi-site, multi-national solution. We also have experience within the retail inventory management environment, working with a diverse group of retail customers including mass merchandisers, department stores, specialty goods, and others. Our retail application suite includes mobile point of sale, stock auditing, inventory management, proof of delivery, and supply chain management.

Managed Services

        Our managed services are designed to provide our customers with external asset management and system monitoring and support that enables their mobile technology to operate without interruption and at peak performance levels. We offer managed services to our customers through a dedicated in-house support staff that can monitor and maintain as much of a customer's information technology systems as the customer desires. We take a proactive approach to identifying and solving problems within a customer's wireless network systems, which we believe is an attractive alternative to the typical reactive approach to information technology support.

        In general, managed services are provided through an ongoing contracted arrangement that is budgeted and invoiced periodically as opposed to our professional services, which are typically one-time engagements that run through product deployment. Examples of our managed services include:

  •
  Network Operations Center.  Our network operations center provides remote systems monitoring and technical assistance on information technology related issues. The network operations center offers proactive network monitoring and management and remote support to our customers.

  •
  Asset Management.  Our asset management system helps our customers manage their wireless inventory. We maintain a database of all of the customer's installed equipment, including hardware and software configurations, monitor contract and licensing compliance and consolidate all cost information into a single database for a complete view of a customer's wireless assets. We also offer a replacement program for wireless devices that reduces the downtime of wireless assets. We offer extended warranty and service programs on our mobile workstations and batteries.

  •
  Customer Care Portal.  Through our Customer Care Portal we are able to provide customers with access to the asset management database and also provide access to technical support information and configuration and installation resources.

  •
  Help Desk.  Our help desk service provides support to resolve IT issues that our customers encounter.

        Our managed services are generally offered through service level agreements that range from two to five years.

Sales and Marketing

        We employ several methods to sell our services and products, including direct selling, an inside sales approach and channel partner programs. Our direct selling and inside sales approach aims to align the compensation paid to our sales representatives with our business strategy. Sales representatives are paid largely on a commission basis based on the profit margin for the services and products sold.

        Our direct sales force is primarily geographically based to support a regional strategy focused on one-to-one selling. In addition, many of our sales representatives specialize in a particular industry or industries, which we believe makes them more effective in understanding the needs of our customers and ultimately generating more sales. Over the past year we have approximately doubled the size of our sales force. We currently employ approximately 40 direct sales representatives located across the United States. In general, new sales representatives take approximately six to nine months to generate leads, initiate contacts and become integrated into the purchasing cycle of our customers.

        Through our AMTSystems acquisition we have developed an inside sales approach that primarily uses telephonic and email communications. These sales representatives work from within our offices and are responsible for handling inbound sales orders and for following up with customers. To support this sales approach, we have created a proprietary sales force automation system that integrates our inside and outside sales force, customer service representatives, marketing support staff and management through our email system.

        We also sell and market our services and products through a network of key relationships, including channel partners. These relationships are synergistic—we refer business to our key relationships from our existing customers and, in exchange, we receive preferential pricing and referrals from these key relationships. We provide incentives to our channel partners to actively pursue opportunities to market and sell our services and products with our support. In addition, we intend to continue to leverage our key relationships and channel partners by increasing the amount of business, in particular that portion of our business surrounding hardware and wireless device sales, done through these partners while directing our direct sales team to focus on selling our higher margin professional and managed services.

        We market our services and products through a variety of other methods, including industry trade shows and professional conferences, public relations and targeted marketing campaigns, our corporate website, and search engine optimization and marketing.

Customers

        We have delivered enterprise mobility solutions to over 2,200 customers in North America, including over 1,400 hospitals and 800 commercial enterprises since we began operations in 2001. The following are examples of the enterprise mobility solutions that we have delivered to our customers.

Car Rental Firm

  Customer:    A Fortune 1000 company that is one of the leading car rental firms with over 800 locations in the United States and Canada.

  Products/Services Delivered:    We designed and implemented a wireless mobile car return and counter system that utilizes wireless mobile devices and barcode scanning to track and process car rental returns. We managed the installation of this system at approximately 450 rental locations that oversee approximately 165,000 vehicles nationwide and developed software applications on which the system runs.

  A Continuing Relationship:    After the implementation of the mobile car return system, we were engaged to design and implement a sales counter system for check-in and reservation services, which we are currently in the process of deploying at approximately 160 locations. We have also been contracted to provide managed support services for each location, which includes a customized e-Learning program, help desk services, and access to our customer care portal for asset tracking and management.

Hospital

  Customer:    A regional 650-bed hospital.

  Products/Services Delivered:    We designed and implemented a complete wireless mobility solution based on our assessment of the customer's workflow. The final solution integrated the results of our analysis to enable our customer to capture patient-level clinical information and to support medication administration at the point of care. We consulted on the design of the customer's wireless infrastructure and delivered mobile workstations and other hardware devices. All of the mobile solutions were deployed using our e-Learning technologies.

  Future Opportunities:    The wireless solution has now expanded our opportunity to address other mobile applications such as HealthTrax Wireless Tracking, data capture using RFID technology to ensure legal and regulatory compliance, and computerized physician order entry (CPOE) using handheld personal devices and Mobile Voice over IP (VoIP) Phones.

        As a percentage of total revenue, our five largest customers accounted for, in the aggregate, approximately 37%, 28%, and 42% of our revenue for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. Of this concentration, for the same periods, one of our channel partners represented 12.5%, 13.3%, and 11.2% of our revenue respectively. Sales through this channel partner were distributed to approximately 300 unique customers. Management does not believe that the loss of any single customer will have a material adverse effect on our business or results of operations.

        We generated revenues from customers located in the United States of $75.5 million, $61.9 million and $55.5 million in the years ended December 31, 2007, 2006 and 2005, respectively. We generated revenues from customers located outside of the United States of $3.3 million, $0.2 million and $0.9 million in the years ended December 31, 2007, 2006, and 2005, respectively.

Strategic Acquisitions in 2007

Acquisition of DDMS Holdings, LLC

        On April 9, 2007, we acquired DDMS Holdings, LLC. The acquired assets consist of five patents issued in the U.S., and four patents issued in foreign countries, along with one published U.S. patent application and five pending foreign patent applications. The patents and patent applications relate to a system for managing the delivery of pharmaceutical drugs through the use of RFID technology. The purchase price consisted of $200,000 in cash and 400,000 shares of our common stock. The shares of common stock are unregistered and subject to a one-year lock-up. Both of the former shareholders of DDMS Holdings, LLC were granted options to acquire 30,000 shares of our common stock. We believe this acquisition will provide us with protections related to our on-going sale and development of RFID technologies and mobility solutions across our business.

        In connection with the acquisition, we agreed to commit funds as we deem necessary toward the maintenance and expansion of the patents and patent applications acquired from DDMS, including a minimum of $250,000 before April 9, 2008.

        We also entered into a ten-year consulting agreement with LM Consulting LLC, an entity wholly owned by the former shareholders of DDMS. Under the consulting agreement, LM Consulting will provide up to 20 hours of consulting services per month. The consulting services will be rendered by the former shareholders of DDMS, who are the original inventors of the patents, and will consist of services related to the commercialization and development of the patents and other intellectual property acquired from DDMS. LM Consulting is entitled to receive a consulting fee during the term of the consulting agreement equal to 36% of the revenue generated by the patents after deducting (i) certain expenses related to the generation of those revenues and (ii) a portion of the funds expended by us in maintaining and expanding the patents.

Acquisition of Certain Assets of AMTSystems, Inc.

        On May 10, 2007, we acquired certain assets of AMTSystems, Inc., including the rights to existing relationships with customers, vendors and partners, and the intellectual property rights behind AMTSystems' clinical and financial mobility solutions for healthcare. The purchase price consisted of $100,000 in cash and 138,160 shares of our common stock at closing, and $500,000 in cash, plus interest, payable in 72 equal monthly installments. The shares of common stock issued in the transaction are unregistered and are subject to a two-year lock-up.

        The addition of professional staff from AMT has enabled us to enhance our software development capabilities and has enhanced our barcode and RFID technology offerings. The focus of this acquisition is on the integration of clinical and financial systems through software applications that operate on mobile computing devices enabling materials management, patient charge capture, and a full line of proof positive patient identification solutions.

        In connection with the acquisition, we entered into a two-year employment agreement with Todd D. Stewart. Under the employment agreement, Mr. Stewart was appointed to the position of Director, Healthcare Technology Sales, is entitled to receive an annual base salary of $125,000 plus related sales incentive commissions, and received options to purchase 30,000 shares of our common stock, pursuant to our 2006 Equity Compensation Plan.

Acquisition of Healthcare Informatics Associates, Inc.

        On September 30, 2007, we acquired substantially all of the assets of Healthcare Informatics Associates, Inc., or HIA, including all of HIA's cash and cash equivalents and certain bank accounts, accounts receivable, the rights to existing relationships with customers, vendors and partners, certain tangible personal property and certain intangible rights and property. The consideration paid for the acquired assets was composed of cash, shares of our common stock, a convertible promissory note and additional contingent consideration under an earn out agreement, each as discussed in more detail below. We believe that the acquisition of HIA and its combination of IT and clinical experience has enabled us to expand the strategic value of our current and future customer relationships.

        The cash purchase price payable at closing was $5.5 million of which $900,000 was placed into escrow to fund a portion of certain employee retention payments to be made to HIA's employees over a three-year period after the closing. In addition, $1,556,586 from HIA's cash account was deposited into an escrow account to be used to fund any working capital adjustment payable to the Company, all of which was subsequently released back to HIA in January 2008. We also deposited approximately $83,000 into escrow representing certain outstanding customer invoices due to HIA. We have collected the amounts due under those invoices so we released an equivalent amount to HIA from the escrow in January 2008.

        In addition to the cash consideration described above, the purchase price for the assets of HIA included 755,478 unregistered shares of our common stock and a $3,500,000 convertible subordinated promissory note issued by our wholly-owned subsidiary, InfoLogix Systems Corporation. The note bears interest at a rate of 9% per annum, compounding annually until the principal amount is paid in full. The principal amount of the note and all accrued interest are payable in full on September 30, 2010. The outstanding unpaid principal amount of the note is convertible at the option of HIA into unregistered shares of our common stock at a conversion price of $5.50 per share. We may also require HIA to convert all or any portion of the outstanding unpaid principal of the note into our unregistered common stock at a conversion price of $5.50 per share if the closing bid price of our common stock for at least 45 consecutive trading days equals or exceeds $8.00 per share. Any accrued but unpaid interest on the note at the time of any conversion will be paid, at our option, either in cash or in additional shares of our common stock at a conversion price of $5.50 per share. HIA may also, at its option, declare the note payable in full upon the occurrence of a change of control (as defined in the note) of InfoLogix Systems. The note also contains customary events of default that would allow HIA to accelerate the amounts payable under the note, including any default on our senior debt. The note is subject to a subordination agreement with Sovereign Bank, our senior lender. The note also grants HIA the right to require us to redeem a portion of the unpaid and outstanding principal of the note if we engage in an offering of our equity securities, the primary purpose of which is to raise capital.

        In addition, we entered into an earn out agreement pursuant to which HIA is eligible to earn additional consideration in respect of the two years after the closing of the acquisition. HIA can earn up to $2,000,000 in the first year and up to $2,500,000 in the second year upon satisfaction of certain financial milestones described in the earn out agreement. To the extent HIA exceeds those milestones, it may earn additional consideration equal to 25% of such excess.

        In connection with the acquisition, we entered into a two-year employment agreement with Gerald E. Bartley, a 50% stockholder of HIA. Under the employment agreement, Mr. Bartley was appointed to the position of Executive Vice President and Managing Director of our Healthcare Consulting Group and is entitled to receive an annual base salary of $250,000. In addition, Mr. Bartley is entitled to participate in such incentive compensation plans and equity plans that we provide to employees from time to time. Mary Ann Bartley, the other 50% stockholder of HIA, also entered into a one-year employment agreement with us in connection with the acquisition.

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

        We intend to continue to broaden the scope of our intellectual property portfolio, which we consider critical to our future product development. We might choose to acquire additional intellectual property through selective acquisitions, as we did through our acquisition of DDMS Holdings LLC. If we are unable to protect our patents and proprietary rights, our reputation and competitiveness in the marketplace could be materially damaged.

        Litigation may be necessary in order to enforce any patents that we now hold or any patents that are issued to us or acquired by us in the future.

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

        We sell and support mobile point of care workstations with over 40,000 units currently in use in the U.S. healthcare market. In this business, we compete with a variety of companies, including furniture and fixture distributors and several nationally known mobile cart manufacturers and distributors. The larger competitors include Stinger Medical (in business for over ten years and the first company to provide mobile carts to the healthcare industry), Flo Healthcare (the holder of several patents on mobile computing and now owned by Emerson Storage Solutions), Ergotron, Rioux Vision (now owned by Omnicell), Rubbermaid, NAware, Lionville (also owned by Emerson Storage Solutions), Howard Computer, Artomick and EnovateIT.

        In the healthcare market, we also compete with device manufacturers, service providers and software platform companies that offer unique, specialty use products. For example, Palm and Dictaphone compete for market share in the sales of devices to physicians and other providers, Microsoft and Intel are positioning for wireless IP platform adoption, while companies like MedQuist and Scribe vie for customers of specialty use software applications and services. While we maintain our focus on enterprise mobility solutions, we will encounter these companies in the marketplace while competing for a portion of the work-flow and voice-over-IP solution sets.

        We encounter the very large consulting firms such as IBM Global Services, Accenture, Deloitte Consulting, EDS, Computer Sciences Corporation/First Consulting Group, and Affiliated Computer Services in both our commercial and healthcare groups. Many of these national and international consulting firms focus on design and architecture of wireless networks, and work-flow or process improvement. We believe there are also many small, local and regional consulting firms offering services similar to the larger firms, as well as site-surveys, infrastructure support and information technology outsourcing. Each of these participants will continue to compete with us for our core services around enterprise mobility solutions and mobile managed services.

        We compete with handheld mobile computer products companies in our supply-chain solutions business, including Symbol/Motorola, Intermec, LXE and other makers of tablet computers such as Dell, Hewlett-Packard, Sony and Fujitsu. Symbol/Motorola is a global leader in mobile data management systems and services with innovative customer solutions based on wireless local area networking for voice and data, application-specific mobile computing and bar-code data capture.

        We also compete with a smaller group of companies that are more solutions oriented, but operate in the sectors in which we operate, including healthcare, transportation, manufacturing, distribution and retail. These companies include Wavelink Corporation, Ennovative, Inc., ID Systems, and OAT (a recognized RFID framework provider). This group of companies competes for business that delivers RFID software and solutions. Solution sets include data and content management, materials management, e-commerce, e-Learning, custom application and web interface development, and infrastructure management.

        In addition to the foregoing, there are hundreds of firms that operate in a variety of vertical-specific or technology-centric groupings. Due to the increasing level of market activity related to these two general areas, an increasing number of companies are claiming capabilities.

        When evaluating our competitive landscape, we consider:

  •
  The large number of RFID and mobile wireless hardware solution providers. Many firms attempt to differentiate their services by promoting "solution" integration capabilities. The larger enterprises understand the value added elements of software integration (either proprietary or third-party integration) as well as service capabilities to integrate and manage.

  •
  A growing number of private companies are establishing meaningful market presence by leveraging software integration and solution management capabilities.

  •
  Cross industry penetration seems to be a constant theme for many companies; however, we believe industry specialization is viewed by customers as an important differentiator.

Product Development

        To ensure our ability to identify and develop new technologies and applications for our mobile workforce technology solution platforms, we have organized a software and technology engineering group to provide identification, design, programming, testing, quality assurance and implementation support. We have experienced managers and engineering staff that provide the necessary expertise required to position us for future growth in our business. We spent approximately $1.0 million in 2007 to support initiatives that have broadened our intellectual property portfolio to support our future mobility solution offerings.

Manufacturing

        We engage third parties to produce our mobile point of care and point of activity workstations. We currently do not have a long-term contract with the company providing us with the majority of these products. Most of the manufactured products are shipped directly from the manufacturing facility to our customer site. Our employees provide on-site customized assembly and installation, upon request of our customers.

Employees

        As of December 31, 2007, we had 167 employees of which 45 were in sales and marketing, 64 were in professional consulting services and e-Learning, 21 were in software engineering, quality assurance, and field services, 19 were in operations and customer support, and 18 were in finance, executive and administrative capacities. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

        In addition to full-time employees, we utilize the services of various independent contractors, primarily for certain product development and foreign sales, marketing and administrative activity.

        Our principal executive offices are located at 101 East County Line Road, Suite 210, Hatboro, Pennsylvania 19040. Our telephone number is (215) 604-0691. Our website address is www.infologix.com.

Item 1A.    Risk Factors

        An investment in our common stock involves a number of risks. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and other reports we have filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks are realized, our business, financial condition or results of operations could be harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

        For the year ended December 31, 2007 we generated revenues of $78.8 million and incurred net losses of $3.2 million. We have incurred net losses in three out of the last five fiscal years and we may incur additional losses in the future. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our business and revenues grow more slowly than we anticipate, our operating expenses exceed our expectations, we are unable to sell our products and services at acceptable prices relative to our costs, or we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

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

        If the economic climate in the U.S. or abroad deteriorates or suffers a prolonged downturn, customers or potential customers could reduce or delay their technology investments. Reduced or delayed technology investments could decrease our sales and profitability. In such an environment, our customers may experience financial difficulty, cease operations or fail to budget or reduce budgets for the purchase of our products and professional services. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors that could affect our revenues and profitability, including:

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

        These factors could adversely affect our business, profitability and financial condition and diminish our ability to achieve our strategic objectives.

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

        In addition, the implementation of our strategic initiatives to improve profitability may have the unintended effect of straining our operations, increasing operating expenses, and adversely affecting our profitability, even if the initiatives are successful. The difficulties associated with implementing these initiatives may place a significant burden on our management and our operational and financial resources. If we fail to successfully implement these initiatives, or encounter unexpected difficulties in that process, our business and results of operations could be adversely affected.

        Also, to manage any future growth of our business, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting and operational systems and procedures. If we do not effectively manage our growth we may not be able to meet our customers' needs, thereby adversely affecting our results of operations, or be able to meet our strategic objectives.

We may engage in acquisitions that could disrupt our business, could be difficult to integrate with our existing operations, cause dilution to our stockholders and harm our business, operating results and financial condition, and we may be unable to find suitable acquisition candidates consistent with our strategic objectives.

        As part of our acquisition strategy, we acquired the businesses and certain assets of DDMS Holdings, LLC, AMTSystems, Inc. and Healthcare Informatics Associates, Inc. during 2007. While acquisitions of other companies or businesses may present us with growth opportunities, they involve numerous risks, including:

  •
  problems combining the acquired operations, technologies or products;

  •
  unanticipated costs;

  •
  diversion of management's time and attention from our core business;

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

        Our current and future performance depends, in significant part, upon retaining our existing senior management team, whose knowledge, leadership and technical abilities would be difficult to replace and recruiting and retaining qualified senior managers. Our success also depends in part upon the ability of our executives to work effectively together and with the rest of our employees to continue to develop our technologies and services and to manage the operation and potential growth of our business. We also must continue to develop and retain a strong core group of senior executives in order to realize our goal of growing our business and sustaining profitability. We cannot assure you that we will be successful in our efforts. The unplanned loss of the services of one or more of our executives could have an adverse effect on our business and profitability.

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

        Our reliance on third-party suppliers and manufacturers also exposes us to the following risks over which we have limited control:

  •
  inability to procure key required components for our finished products to meet our customers' demands;

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

        We provide our third-party suppliers and manufacturers with forecasts of our demand that they use to determine their material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components require substantial lead times. If our forecasts are less than our actual requirements, or are not delivered in a timely manner, our manufacturers may not be able to manufacture enough products to meet our needs. If our forecasts are too high, our suppliers and manufacturers may be unable to use all of the components they have purchased on our behalf. Therefore, the cost per unit of producing products for us may be higher and those costs may be passed through to us, which could reduce our margins or raise our product prices relative to our competitors. Moreover, if they are unable to use certain components, we may be required to reimburse them for any losses they incur.

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

        The products manufactured and marketed by us and our competitors are becoming more complex. As the technological and functional capabilities of our products increase, these products may begin to compete with products being offered by companies that have substantially greater financial, technical, marketing and manufacturing resources than we do. We may not be able to compete successfully against these competitors, and competitive pressures may result in a material adverse effect on our business, revenues, growth rates, market share and profitability.

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

        Our future success depends on our ability to develop and introduce new products, services and technology enhancements that achieve sufficient market acceptance. If we are unable to develop and introduce new products and services that respond to emerging technological trends and customers' critical needs, our profitability and market share may suffer. The process of developing new technology and related services is complex and uncertain, and if we fail to accurately predict customers' changing needs or emerging technological trends, our business could be harmed. We must commit resources to developing new products before knowing whether our investments will result in products the market will accept. We may encounter delays in deploying new or improved products or offering new or improved services. If we expend a significant amount of resources and our efforts do not lead to the successful introduction of new or improved products or services, there could be a material adverse effect on our business, profitability, financial condition and market share. We may encounter delays in manufacturing and producing new products and our new products may not be commercially successful.

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

        We are in the process of expanding our professional services and enhancing our technical knowledge in order to broaden our service offerings. We hope to accomplish that by increasing our in-house talent pool and introducing new models for support and professional services, including through acquisitions of businesses that we believe complement our existing services. We look to leverage new employees that are skilled in our business to reduce our dependence on outside assistance. Our initiatives will include reducing dependence on outside service providers, determining specific methodologies and processes for meeting customer needs, conducting in-house training sessions, and leveraging business partnerships to increase professional services opportunities. These initiatives have required, and will continue to require, significant investment by us, including expenses relating to the recruiting and training of these new employees. There is no assurance that the expansion will improve the sales and profitability of our professional services.

Any failure in our ability to offer high-quality support and other services could have a material adverse effect on our sales and results of operations.

        Once our products are integrated within our customers' hardware and software systems, our customers may depend on our support organization to manage those systems and resolve any issues that may arise. A high level of support is critical for the successful marketing and sale of our solutions. If we do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell our solutions to existing customers could be adversely affected, and our reputation with potential customers could be harmed. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure to maintain high-quality support and services, or to adequately assist our key relationships in providing high-quality support and services, could result in customers choosing to use our competitors' products and services instead of ours.

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

        There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete and to receive licensing revenues could be significantly impaired. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management's attention, and there can be no assurance that we will be successful in any such action. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Furthermore, the laws of certain countries in which our products are or may be licensed do not protect our proprietary rights to the same extent as the laws of the U.S.

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

        We may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of its resolution, could result in substantial costs and diversion of resources. If it were determined that our products infringe upon the intellectual property rights of others, we would need to obtain licenses from these parties or reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology, or both. Any of these events could cause us to incur significant costs and prevent us from selling our products and could have material adverse effect on our business and our ability to compete.

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

        Substantial product defects could result in product recalls, repairs or an increased amount of product returns, loss of market acceptance and damage to our reputation, which in turn could increase our costs, cause us to lose sales and have a material adverse effect on our profitability. Product defects might also result in claims against us by our customers or others. In addition, the occurrence of any defects or errors in these products could result in cancellation of orders, difficulty in collecting accounts receivable, increased service and warranty costs in excess of our estimates, diversion of resources, and increased insurance costs and other losses to our business or to end-users.

        Incompatibilities, defects or bugs in our products may not be detected until our customers begin to install the products or later. We may need to modify the design of our new or improved products if they have incompatibilities, defects or bugs, which could result in significant expenditures, delays in product purchases or canceled orders.

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

        Our products are subject to regulation by federal, state and local agencies in the U.S. and agencies in certain foreign countries where our products are manufactured or sold. There can be no assurance that we will be able to maintain compliance with these regulations, particularly if they were to change. Regulatory changes may require us to make modifications to certain of our products in order for us to continue to be able to manufacture and market our products, which could result in unanticipated costs and delays. Our failure to comply with these regulations, or delays resulting from modifications in order to come into compliance, could have a material adverse effect on our business, financial condition and results of operations.

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

        Armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage or disruption to us, our suppliers or customers, or could create political or economic instability, any of which could harm our business. Any such events could, among other things, cause further instability in financial markets and could directly, or indirectly through reduced demand, negatively affect our facilities and operations or those of our customers or suppliers. If our customers experience any disruptions in the solutions that we provide to them as a result of any such events, we may not be successful in alleviating the disruptions, particularly if many customers are affected by any of these events.

Our directors and executive officers beneficially own a substantial number of shares of our common stock, which give them significant control over certain major decisions.

        As of December 31, 2007, our directors and executive officers beneficially own, in the aggregate, approximately 39.7% of our outstanding common stock. The interests of these stockholders may differ from the interests of other stockholders. As a result of their significant ownership, these stockholders will have significant control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

  •
  electing or defeating the election of our directors;

  •
  amending or preventing amendment of our certificate of incorporation or bylaws;

  •
  effecting or preventing a merger, sale of assets or other corporate transaction; and

  •
  controlling the outcome of any other matter submitted to our stockholders for a vote.

        The stock ownership of our directors and executive officers may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over the market price of our stock.

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

        We have entered into a loan and security agreement that provides us with an $11.0 million line of credit as well as three term loans with an aggregate principal amount of $4.5 million. The line of credit must be repaid on March 16, 2009. The term loans are repayable in equal consecutive monthly installments with a final balloon payment due on March 16, 2011. The loan and security agreement contains restrictions and covenants and requires us to maintain specified financial ratios and tests. For example, the loan and security agreement restricts our ability, among other things, to incur additional indebtedness, to acquire other companies or the assets of other companies and to pay dividends without the lender's consent. If we fail to meet or satisfy any of the restrictions, covenants, financial ratios or financial tests, we would be in default under the loan and security agreement. The loans are secured by all of our assets and the assets of our subsidiaries, as well as a pledge of the common stock of InfoLogix Systems Corporation (which is the entity through which we conduct substantially all of our operations). We have also provided the lender with a security interest in a company investment account that must maintain a minimum balance of $2.6 million. An event of default under the loan and security agreement would give the lender the right to declare all amounts outstanding under the credit facility due and payable and enforce its rights to foreclose on the collateral securing the loans.

        At December 31, 2007, we were not in compliance with certain of the covenants of the loan and security agreement. However, on March 26, 2008 we entered into an amendment to the loan and security agreement which waived certain covenants that we were not in compliance with at December 31, 2007. As amended, the loan covenants include: (i) a minimum annual net income requirement of $500,000 for the twelve month period ending December 31, 2008 and for each fiscal year thereafter, (ii) a minimum quarterly net income requirement of at least $0 for the fiscal quarter ending June 30, 2008 and as of the end of each of the first three fiscal quarterly thereafter, measured on a year-to-date basis, (iii) a fixed charge coverage ratio of not less than 1.0 to 1.0 as of the fiscal quarter ending June 30, 2008, and 1.0 to 1.0 as of the fiscal quarter ending September 30, 2008 measured on a year-to-date basis, and 1.2 to 1.0 as of the end of the fiscal quarter ending December 31, 2008 and as of the end of each fiscal quarter thereafter, measured on a rolling four quarter basis, and (iv) maintaining cash equivalents of at least $4.0 million at all times.

        The restrictions contained in the loan and security agreement could inhibit our ability to obtain financing and engage in other business activities that are important to our business and growth strategies, which could inhibit our ability to operate our business and increase our revenues.

Our indebtedness could adversely impact our financial condition.

        As of December 31, 2007, we had approximately $30.2 million of total indebtedness, including short-term debt and approximately $10.0 million under our credit facility. We may increase the amount of our indebtedness in the future, which could have an important impact on our stockholders. An increase in our indebtedness could:

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

Risks Relating to our Common Stock

Applicable SEC rules governing the trading of "penny stocks" may limit the liquidity of our common stock which may affect its trading price.

        Our common stock may be considered a "penny stock" and be subject to SEC rules and regulations that impose limitations upon the manner in which our shares may be publicly traded. These regulations require the delivery, before any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination regarding the purchaser and receive the purchaser's written agreement to a transaction before a sale. These regulations could have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock. Therefore, our stockholders may find it difficult to obtain accurate quotations of our common stock and/or to sell their shares.

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

  •
  our announcements of technological innovations or new products or professional services; and

  •
  sales of common stock by our directors and management.

If a substantial number of our shares of common stock become available for sale and are sold in a short period of time, the market price of our shares of common stock could decline.

        Although our common stock is listed on the NASDAQ Capital Market, it does not have a high average trading volume. For example, since we became listed on NASDAQ in September 2007, our average daily trading volume was approximately 34,000 shares. Prior to our listing on NASDAQ, we were traded on the Over-the-Counter Bulletin Board and our average daily trading volume from January 1, 2007 through the date of our listing on NASDAQ was 15,000 shares. Our low trading volume may cause the price of our common stock to be volatile. The last reported sale price of our common stock on NASDAQ on March 24, 2008 was $1.66.

        Certain of our directors, executive officers, advisors and existing stockholders are subject to agreements that restrict their ability to transfer all or a portion of their shares until November 28, 2008. David Gulian, Richard Hodge, Craig Wilensky and certain of our existing stockholders became eligible to transfer, subject to compliance with applicable securities laws, up to 50% of the shares beneficially owned by them on November 28, 2007, but remain subject to contractual restrictions affecting their ability to sell the remaining shares owned by them until November 28, 2008. We may waive these restrictions and allow these stockholders to sell their shares at any time. After all of these agreements expire, an aggregate of approximately 3.3 million shares currently subject to such lock-ups will be eligible for sale, excluding shares that they may acquire upon the exercise of warrants and options. The market price of our shares of common stock may drop significantly when the restrictions lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

There may be a limited public market for our securities.

        Although we are listed on the NASDAQ Capital Market, there can be no assurance that the trading of our common stock will be sustained. If our common stock fails to qualify for continued listing on the NASDAQ Capital Market or for listing on another registered stock exchange, trading, if any, in our common stock would be conducted on the Over-the-Counter Bulletin Board or in what are commonly referred to as "pink sheets." As a result, our stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and our common stock would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained. Therefore, our stockholders may not be able to find purchasers for their shares of our common stock.

We do not expect to pay dividends for the foreseeable future.

        We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Our loan agreement currently restricts our ability to pay dividends on our common stock. Accordingly, our stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to make a positive return on their investment. Investors seeking cash dividends should not purchase our common stock.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

        Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed. We completed our first year of documentation and testing of our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the Securities and Exchange Commission, which require, among other things, our management to assess annually the effectiveness of our internal controls over financial reporting beginning with this Form 10-K for the year ended December 31, 2007. Our registered public accounting firm will be required to issue a report on management's assessment beginning with our Form 10-K for the year ended December 31, 2008. If our management or our registered public accounting firm were to conclude in their 2008 reports that our internal control over financial reporting was inadequate, our stockholders could lose confidence in our reported financial information and the price of our stock could drop significantly.

Provisions in our organizational documents and under Delaware law may delay or prevent attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

        Certain provisions of our bylaws are intended to strengthen our board of director's position in the event of a hostile takeover attempt. These provisions have the effect of providing our board of directors with the sole power to fill vacancies on our board of directors and providing that stockholders may only call a special meeting by the request, in writing, of stockholders owning individually or together ten percent or more of our entire capital stock outstanding and entitled to vote.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our headquarters are located in Hatboro, Pennsylvania in approximately 40,000 square feet of leased space. This facility accommodates our executive office, customer support, warehouse, development and shipping operations. On October 8, 2004, we entered into a lease agreement to rent approximately 25,000 square feet. The initial annual base rent under the lease was approximately $167,000, and increases 2% annually effective on the annual anniversary of the lease commencement date each year. The initial term of the lease agreement is 85 months, with an option to extend the lease term for up to one additional period of five years. On May 1, 2007, we entered into a sub-lease agreement to rent approximately 15,000 square feet of additional space. The initial annual base rent under the sub-lease is approximately $178,000, and is increased 4% annually effective on the annual anniversary of the sub-lease commencement date each year. The sub-lease agreement expires on December 29, 2009. We are also responsible for payments of common area operating expenses for the premises under the lease and sub-lease agreement.

        On May 10, 2007, we entered into a sub-lease agreement with AMTSystems, Inc., and share access to approximately 8,000 square feet in an office complex in Cheshire, Connecticut. The monthly rent is fixed at $2,500 for the term of the sub-lease, which expires on September 30, 2009.

Item 3.    Legal Proceedings

        We are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for the Company's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on the NASDAQ Capital Market under the symbol "IFLG." The tables below set forth the high and low sale prices of our common stock during each quarter ending in 2007 and 2006:

	Quarter ended
Year ended December 31, 2007	March	June	September	December
Price range of common shares:
High	$5.17	$4.11	$4.20	$3.70
Low	3.45	3.35	3.60	1.91

	Quarter ended
Year ended December 31, 2006	March		June	September	December
Price range of common shares:
High	$	N/A	$1.57	$0.63	$8.75
Low		N/A	0.02	0.16	0.17

        Our common stock commenced trading on the NASDAQ Capital Market on September 24, 2007. From the second quarter of 2006 until September 21, 2007, our common stock was quoted on the Over-the-Counter Bulletin Board. The quotations set forth in the table above for the period of time when our common stock was quoted on the Over-the-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Our common stock was not quoted on the Over-the-Counter Bulletin Board during 2005 or the first quarter of 2006.

Holders of Common Stock

        As of March 20, 2008, we had approximately 154 holders of record of common stock and 24,919,301 shares of common stock outstanding.

Dividends

        We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of dividends is restricted in accordance with covenants related to our $11.0 million asset-based credit facility with Sovereign Bank which we initially entered into in March 2006 and which expires in March 2011. The restriction on dividends will remain during the term of the loan agreement. We expect to utilize any future earnings to finance our operations. The actual amount of any dividends that may be paid in the future will be subject to the discretion of our board of directors and will depend on our operations, financial and business requirements and other factors.

Unregistered Offerings

        On December 10, 2007 we issued 10,000 shares of our common stock to Alliance Advisors, Inc. in exchange for investor relations services, which was valued at $27,884. The shares of common stock were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Item 6.    Selected Financial Data

        The following table presents selected financial data for the last five years of the operation of our business. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. The selected financial data for fiscal years 2003, 2004, 2005, 2006 and 2007 have been derived from our financial statements which have been audited by independent auditors. The proforma data is derived from New Age Translation, Inc.'s (the predecessor to InfoLogix, Inc.) unaudited financial statements for the nine month period ended August 31, 2006, and InfoLogix' audited financial statements for the years ended December 31, 2006 and InfoLogix' audited financial statements for the years ended December 31, 2007.

	Fiscal Year
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA (audited):
Revenues	$28,877	$47,087	$56,399	$62,113	$78,774
Cost of sales	22,749	35,765	43,532	47,163	58,049

Gross profit	6,128	11,322	12,867	14,950	20,725
Operating income (loss)	(457)	1,146	1,206	(2,948)	(4,486)
Income (loss) before income taxes	(672)	864	681	(3,556)	(4,901)
CONSOLIDATED PRO FORMA DATA (unaudited):
Provision for income taxes(1)	(262)	372	313	(1,399)	(1,712)

Net income (loss)	(410)	492	368	(2,157)	(3,189)

Net income (loss) per common share(2)	(0.03)	0.04	0.03	(0.16)	(0.13)
Weighted average shares outstanding	12,500	12,500	12,500	13,503	24,173
OTHER DATA:
Dividends(3)	$363	$20	$170	$740	—

	As of December 31,
	2003	2004	2005	2006	2007
	(audited)
BALANCE SHEET DATA:
Total assets	8,985	12,171	15,167	31,813	48,697
Long-term debt and capital lease	730	921	533	1,325	6,912
Total stockholders' Equity	(609)	235	745	15,888	18,476

(1)
Unaudited proforma tax provision for the years 2003 through 2006 as if the Company was a taxable entity for each of the four years in the period ended December 31, 2006.

(2)
Unaudited proforma earnings per share calculation. See Note A of the Notes to the Consolidated Financial Statements in Item 8 of this report for information concerning the calculation of net income or loss per common share.

(3)
Related only to amounts paid to stockholders with respect to taxes payable due to the Company filing its Federal and state income tax returns as a Sub-Chapter S Corporation. Prior to the Merger discussed in Note A of the Notes to the Consolidated Financial Statements in Item 8 of this report any income tax liability from its operations was payable directly by its stockholders.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        We provide solutions to our customers by utilizing a combination of products and services, including consulting, application software, managed services, mobile workstations and devices, and wireless infrastructure. Our solutions are designed to allow the real time usage of data throughout a customer's enterprise in order to enhance workflow, improve customer service, increase revenue and reduce costs. We sell wireless communication and computing devices, including mobile workstations, that connect to a customer's wireless network so that information can be accessed from any location within the enterprise. We also implement customized software applications and provide RFID technology, a data-exchange method using transponders that store and remotely send or retrieve information, to enable the transmission and processing of that information between the customer's information system and its wireless communication and computing devices. We also offer professional services that support and complement a customer's wireless computing systems, including consulting, managed services, training, engineering, technical support, and network monitoring.

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

2007 Acquisitions

        In April 2007, we acquired a portfolio of patents from DDMS Holdings, LLC, a privately held Florida company. The acquired assets consist of five U.S. patents issued, and four patents issued in foreign countries, along with one published U.S. patent application and five pending foreign patent applications. We believe this acquisition will provide us with protections related to our on-going sales and development of radio frequency identification, or RFID, technologies and mobility solutions across our business.

        In May 2007, we acquired certain assets of AMT Systems, Inc., or AMT. The acquired assets include the rights to existing relationships with customers, vendors and partners, and the intellectual property rights behind AMT's clinical and financial mobility solutions for healthcare. We believe that the addition of professional staff from AMT will enable us to enhance our software development capabilities and increase our barcode and RFID technology sales. The focus of this acquisition is on the integration of clinical and financial systems through software applications that operate on mobile computing devices. Our mobile solutions are thereby enhanced by supporting materials management, patient charge capture, and patient identification. We realized revenue and gross profit in the third and fourth quarters of 2007 as the result of our re-selling third-party thermal wristbands and printers to existing and newly acquired healthcare customers, and we believe these sales opportunities will continue to expand as we further develop these offerings.

        In September 2007, we acquired certain assets and liabilities of Healthcare Informatics Associates, Inc., or HIA. The acquired assets include the rights to existing relationships with customers, vendors and partners. All of the employees of HIA were transitioned to us. The employees are a team of senior healthcare informatics consultants who are also certified healthcare practitioners, and include registered nurses, pharmacists, ancillary clinicians, physician assistants, revenue cycle personnel, administrative systems personnel, technical interface/report writing personnel, clinical transformation specialists, engineers specializing in return on investment, benefits realization, and work redesign and certified project managers. We realized approximately $3.2 million in revenue and realized approximately 38% in gross profit in the fourth quarter of 2007 as a result of this acquisition. We believe the acquisition of HIA will allow us to expand the products and services we offer to hospitals and other healthcare providers.

        For more information with respect to these transactions, see Notes N, O, and P to our audited consolidated financial statements included elsewhere in this report.

Characteristics of our revenue and expenses

        We generate our revenue through the resale of wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products under which the revenue is recognized. Sales revenue on product is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. We also generate revenue from the sale of extended warranties on certain components. Revenue from the sale of component warranties is recognized upon execution of the warranty agreement. There is no associated warranty risk as we have contracted with a third party to fully assume all risks and obligations. We also generate revenue from professional services on either a fixed fee or time and expense basis. Revenue from our professional consulting services is recognized on a time and expense basis at the time the service is delivered and the expenses are incurred. Revenue from the sale of our proprietary learning technologies and any professional consulting or engineering services provided on a fixed-fee basis is recognized according to a proportionate performance method of revenue recognition.

        Payments received in advance of services performed are recorded as deferred revenue. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition.

The resulting revenue recognized in excess of amounts billed and project cost is included in unbilled revenue on our balance sheet.

        Cost of sales consists of all expenses that are directly attributable to the costs associated with the purchase, for resale, of wireless and mobile hardware and systems, including computers, peripherals, and related products. Fluctuations in our gross margin may occur due to changes in our ability to obtain discounts on product sales or our ability to negotiate higher margins on sales contracts with large customers. Cost of sales also consists of the direct costs associated with those employees or sub-contractors that perform our professional consulting services on behalf of our customers.

        Selling expenses primarily consist of the salaries, benefits, travel and other costs of our regional and national account sales representatives, sales management and business development expenses. General and administrative expenses primarily consist of the costs attributable to the support of our operations, such as: costs related to information systems, salaries, expenses and office space costs for executive management, inside sales and customer support, warehousing, technical support, financial accounting, purchasing, administrative and human resources personnel, insurance, recruiting fees, legal, accounting and other professional services.

Critical Accounting Estimates and Policies

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Accounts receivable

        We grant credit, generally without collateral, to our customers, which are primarily in the healthcare and commercial markets. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those markets. However, we believe that our billing and collection policies are adequate to minimize the potential credit risk.

        We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt, including historical experience and current economic and market conditions. Account balances that we deem to be uncollectible are charged to the allowance after we have exhausted all means of collection and when the potential for recovery is considered remote.

Intangible assets

        We account for intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. The costs of successful registrations for patents are amortized over the estimated useful lives of the assets, which is generally sixteen years, using the straight-line method. The costs of unsuccessful registrations are charged to expense. Acquired technology is recorded at its fair value at the date of acquisition and amortized over the estimated useful lives of the assets, which averages four years, using the straight-line method. Developed technology is also amortized using the straight-line method, generally over five years. License fees are amortized over the license period using the straight-line method. The goodwill attributable to customer lists is amortized over a period of six to ten years.

Revenue recognition

        Revenue is generated through product sales, warranty and maintenance agreements, professional consulting, programming and engineering services, long-term support services, and educational learning programs. Revenue from product sales is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. Warranty revenue is recognized upon execution of the warranty agreement. We do not believe there is any associated warranty risk as we have contracted with other parties to fully assume all risks and obligations. We also generate revenue from professional services on either a fee-for service or fixed fee basis. Revenue from our professional consulting services is contracted as fee-for-service and is recognized in the period in which the services are performed. Direct costs for travel and accommodations are reimbursable in accordance with the contract terms and are recognized as revenue in the period the related expense is incurred. Revenue from the sale of our proprietary learning technologies and those professional consulting or engineering services provided on a fixed-fee basis is recognized ratably over the contract period based upon actual project hours as compared to budgeted project hours.

Income taxes

        We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We believe it is more likely than not that the deferred tax asset is realizable as the result of achieving taxable income in the applicable periods prior to related expiration dates.

Stock based compensation

        Effective January 1, 2006, we adopted the provisions of SFAS 123(R), Share-Based Payment, under the modified prospective method. SFAS 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS 123, as amended by SFAS 148, will continue to be required under SFAS 123(R) to the extent those amounts differ from those in the statement of operations.

Results of Operations

        Results of operations expressed as a percentage of revenues were as follows:

	Years Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Revenues	100%	100%	100%
Cost of sales	74%	76%	77%
Gross profit	26%	24%	23%
Selling, general, and administrative expenses	32%	29%	21%
Operating income (loss)	(6%)	(5%)	2%
Interest and other, net	(1%)	(1%)	(1%)
Income tax benefit	2%	3%	—
Net income (loss)	(4%)	(3%)	1%

Year ended December 31, 2007 Compared with the Year Ended December 31, 2006

        Revenues were $78.8 million for the year ended December 31, 2007, compared to $62.1 million for the year ended December 31, 2006, an increase of $16.7 million or 26.9%. The increase in revenue was due to the continued expansion of sales of our mobile point-of-care solutions in healthcare, an increase in the resale of wireless hardware and related professional services in our commercial business, and revenue contributed through the acquisitions of the businesses from AMTSystems, Inc. and Healthcare Informatics Associates, Inc.

        Our cost of sales was $58.0 million for the year ended December 31, 2007, compared to $47.2 million for the year ended December 31, 2006, an increase of $10.8 million, or 22.9%. Our gross profit was $20.7 million for the year ended December 31, 2007, compared to $14.9 million for the year ended December 31, 2006, an increase of approximately $5.8 million or 38.9%, resulting in a gross margin of 26.3% in 2007, up from 24.0% in 2006. The increase in our gross margin is the result of increased sales of our more profitable mobile workstation hardware and consulting services, partially offset by an increase in sales of lower margin third-party hardware.

        Our selling, general and administrative expenses were $25.2 million for the year ended December 31, 2007, compared with $17.9 million for the year ended December 31, 2006, an increase of $7.3 million, or 40.9%. The increase in our selling, general and administrative expenses for the comparable periods was primarily attributable to approximately $3.3 million increase in wages, commissions, and travel expenses related to an increase in the number of sales personnel hired in 2007; approximately $0.5 million increase in salaries related to the addition of key members of our management and professional services staff hired in 2007; an approximate $0.9 million increase in professional fees related to legal and accounting expenses for Sarbanes-Oxley compliance; an increase of $0.4 million related to one-time expenses for recording certain write-offs at year end; the addition of $0.7 million in administrative expenses in the fourth quarter of 2007 as the result of the HIA acquisition; a decrease of $1.9 million of FAS 123(R) compensation expenses incurred as the result of recording one-time expenses in 2006 as the result of issuing warrants to executives related to bonuses due as the result of the reverse merger in 2006 and private placement transactions, warrants issued to certain of our advisors as the result of the reverse merger in 2006, and non-qualified stock options granted to members of our Board of Directors.

        Our net interest expense, which is derived from our credit line and term loans and stockholders' loans, and off-set by interest earned on cash and cash equivalents was $0.4 million for the year ended December 31, 2007, compared to $0.6 million for the year ended December 31, 2006, a decrease of $0.2 million or 33.3%. The decrease in net interest expense is a result of higher interest income as the result of increased cash balance from a previous financing, partially offset by higher amounts outstanding under our asset-based line of credit facility and term loans.

        Our depreciation and amortization expense increased to $1.7 million for the year ended December 31, 2007 from $1.3 million for the year ended December 31, 2006, an increase of $0.4 million or 30.8% as the result of a greater number of demonstration units deployed to our expanded sales force, and amortization expense related to our recent acquisitions of intangible assets from AMTSystems and HIA.

        Our net loss was $3.2 million for the year ended December 31, 2007, compared with net loss of $1.9 million for the year ended December 31, 2006, an increase of approximately $1.3 million or 68.4%. Net loss increased primarily due to the increased salary, commission and travel expenses related to expanding our sales force, and increased salaries as the result of increasing the number and experience level of our management team.

        As of December 31, 2007, we had net operating losses ("NOLs") of approximately $1.5 million which will be available to offset future taxable income. Our NOLs include losses of $65,000 generated by New Age Translation, Inc., the predecessor to InfoLogix, Inc., which are subject to restrictions under Internal Revenue Code Section 382, due to the change in ownership in that entity. Therefore, we have recorded a valuation allowance against the net operating losses generated by New Age Translation, Inc. If not used, the NOL's will expire beginning in the year 2025. Our state NOL's will also be subject to expiration in varying years starting in 2013 through 2026.

Year ended December 31, 2006 Compared with the Year Ended December 31, 2005

        Revenues were $62.1 million for the year ended December 31, 2006, compared to $56.4 million for the year ended December 31, 2005, an increase of $5.7 million or 10.1%. The increase in revenue was partially due to the continued expansion of sales of our mobile point-of-care solutions in healthcare and our e-Learning services, and partially offset by a decrease in the overall number of third-party wireless hardware implementations in our commercial business.

        Our cost of sales was $47.2 million for the year ended December 31, 2006, compared to $43.5 million for the year ended December 31, 2005, an increase of $3.7 million or 8.5%. Our gross profit was $14.9 million for the year ended December 31, 2006, compared to $12.9 million for the year ended December 31, 2005, an increase of approximately $2.0 million or 16.2%, resulting in a gross margin of 24.6% in 2006, up from 23.2% in 2005. The increase in our gross margin is the result of increased sales of our more profitable mobile workstation hardware, offset by a decrease in the sale of third-party hardware.

        Our selling, general and administrative expenses were $17.9 million for the year ended December 31, 2006, compared with $11.7 million for the year ended December 31, 2005, an increase of $6.2 million or 53.5%. These expenses increased in 2006 as the result of approximately $0.8 million related to the merger with New Age Translation (including one-time bonuses paid to executives as the result of the reverse merger and financing transactions), and $2.8 million of FAS 123R compensation expenses incurred as the result of issuing warrants to executives related to bonuses earned from completion of the reverse merger and financing transactions, warrants issued to certain of our advisors as the result of the merger, and incentive stock options granted to employees.

        Our net interest expense, which is derived from our credit line and term loan and stockholders' loans, and off-set by interest earned on cash and cash equivalents was $0.6 million for the year ended December 31, 2006, compared to $0.5 million for the year ended December 31, 2005, an increase of $0.1 million or 15.9%. Net interest expense increased as a result of greater amounts outstanding under our asset-based line of credit facility and increasing our term loans. Interest expense was partially offset by interest income in 2006 as the result of an increase in cash due to the previously discussed financing transaction.

        Our depreciation and amortization expense increased to $1.3 million for the year ended December 31, 2006 from $1.0 million for the year ended December 31, 2005, an increase of $0.3 million or 30.0% as the result of a greater number of demonstration units deployed to our expanded sales force.

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

        In the year ended December 31, 2006 and through November 29, 2006, our operating subsidiary InfoLogix Systems Corporation elected to be taxed under the provisions of Sub-Chapter S of the Internal Revenue Code whereby our individual stockholders reported their share of the corporate income on their personal federal and state income tax returns. For the years ended December 31, 2006 and 2005, we distributed $0.7 million and $0.2 million respectively to our stockholders for the payment of taxes. As a result of the merger, InfoLogix Systems Corporation Sub-Chapter S Corporation status was terminated on November 30, 2006. In accordance with SFAS 109, when a company changes its tax status from a nontaxable corporation to a taxable corporation, deferred tax assets and liabilities are recognized for timing differences at the date that a nontaxable enterprise becomes a taxable enterprise. As a result, we recorded a net deferred tax asset of $151,760 with the offset being recorded as an income tax benefit in the statement of operations for the year ended December 31, 2006.

Liquidity and Capital Resources

        At December 31, 2007, we had cash and cash equivalents of $6.1 million, compared to $12.9 million at December 31, 2006. Under our loan and security agreement with Sovereign Bank, we are required to maintain a minimum balance of $2.6 million in an investment account in which Sovereign Bank has a security interest. We have used, and plan to use, our unrestricted cash for general corporate purposes, including working capital as well as acquisitions. We have funded our growth primarily through the private sale of equity securities and through long term debt and working capital. At December 31, 2007, our total liabilities were $30.2 million and was comprised mostly of term debt and borrowings outstanding under our credit line, and outstanding accounts payable. Net cash used in operating activities for the year ended December 31, 2007 was $6.9 million, primarily the result of net losses from operations and investment in accounts receivable due to higher revenue, partially offset by an increase in our accounts payable and other accrued expenses. Net cash used in investing activities was $5.1 million for the year ended December 31, 2007, primarily to acquire the patent portfolio from DDMS Holdings, LLC and business assets from AMTSystems, Inc. and HIA, as previously described, to purchase demonstration equipment, and to increase our investment in software and technology. Net cash provided by financing activities was $5.2 million for the year ended December 31, 2007, primarily due to net borrowings from our credit line, the proceeds from a term loan from our senior lender, offset by principal payments under the terms of our senior-secured notes.

        As of December 31, 2007, our significant contractual obligations were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Long-term debt obligations	$8,765,396	$926,138	$6,046,154	$1,793,104	0
Capital lease obligations	258,193	155,952	102,241	0	0
Operating lease obligations	1,509,249	507,771	780,189	221,289	0
Vendor obligations	6,000,000	1,500,000	3,000,000	1,500,000	0

Total	$16,532,838	$3,089,861	$9,928,584	$3,514,393	$0

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

        In connection with the closing of the acquisition of HIA, on September 30, 2007, we entered into an amendment to the Loan and Security Agreement pursuant to which the bank increased our line of credit to $11.0 million and provided a new $2.0 million term loan. In exchange for the increased line of credit and new term loan, the bank received a security interest in a Company cash account which we are required to maintain a balance of $2.6 million.

        The line of credit and the term loans mature on March 16, 2011. The bank agreed to postpone principal payments for two term loans until a final balloon payment due at maturity, or, based upon available cash, and at the bank's option, the Company may be required to make an additional annual principal payment from excess available cash flow. We are obligated to repay the third term loan in equal consecutive monthly installments of $55,555 on the first day of each month commencing on March 1, 2008 with any remaining balance due on the maturity date. If at any time the lender does not have a lien against the pledged account, we will become obligated to repay each of the other term loans in equal consecutive monthly installments of $41,667 and $27,778 beginning on the first day of the month following the date on which the lender ceases to have a lien on the account.

        On March 26, 2008 we entered into an amendment to the Loan and Security Agreement which waived the net income and fixed charge coverage ratio covenants that we were not in compliance with at

December 31, 2007. The amended loan covenants include: (i) a minimum annual net income requirement of $500,000 for the twelve month period ending December 31, 2008 and for each fiscal year thereafter, (ii) a minimum quarterly net income requirement of at least $0 for the fiscal quarter ending June 30, 2008 and as of the end of each of the first three fiscal quarterly thereafter, measured on a year-to-date basis, (iii) a fixed charge coverage ratio of not less than 1.0 to 1.0 as of the fiscal quarter ending June 30, 2008, and 1.0 to 1.0 as of the fiscal quarter ending September 30, 2008 measured on a year-to-date basis, and 1.2 to 1.0 as of the end of the fiscal quarter ending December 31, 2008 and as of the end of each fiscal quarter thereafter, measured on a rolling four quarter basis, and (iv) maintaining cash equivalents of at least $4.0 million at all times.

Inflation

        To date, the effects of inflation on our financial results have not been significant; however, we cannot be certain that inflation will not affect us materially in the future.

Off Balance Sheet Arrangements

        We do not currently have any off-balance sheet arrangements.

Recent accounting pronouncements:

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" (SFAS 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of this pronouncement on our consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are in the process of evaluating the impact of this pronouncement on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (SFAS 141(R)). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

        In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. We are unable at this time to determine the effect that its adoption of SFAS 160 will have on our results of operations and financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8.    Financial Statements and Supplementary Data

INFOLOGIX, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
InfoLogix, Inc.

        We have audited the consolidated balance sheet of InfoLogix, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also includes the financial statement schedule of InfoLogix, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoLogix, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We were not engaged to examine management's assertion about the effectiveness of InfoLogix, Inc.'s internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/S/ MCGLADREY & PULLEN, LLP

Blue Bell, Pennsylvania
March 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors
InfoLogix, Inc
Hatboro, Pennsylvania

        We have audited the accompanying consolidated balance sheets of InfoLogix, Inc. (the "Company") as of December 31, 2006 and the consolidated statements of operations and stockholders' equity and cash flows for each of the two years ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InfoLogix, Inc. as of December 31, 2006 and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2006 are in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 23, 2007, except Note A, Reclassifications, and Note U, which date is March 27, 2008.

INFOLOGIX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Currents assets:
Cash and cash equivalents	$6,100,995	$12,882,044
Accounts and other receivables (net of allowance for doubtful accounts in the amount of approximately $409,000 and $120,000 as of December 31, 2007 and 2006, respectively)	20,301,369	11,797,265
Unbilled revenue	1,052,154	—
Inventory, net	1,898,870	2,292,153
Prepaid expenses and other current assets	603,017	841,843
Deferred tax assets—current	451,263	311,478

Total current assets	30,407,668	28,124,783
Property and equipment, net	1,246,827	1,200,680
Intangible assets, net	5,668,227	1,111,632
Goodwill	8,361,516	—
Deferred tax assets—long-term	2,955,822	1,375,486
Deferred financing costs	57,224	—

Total assets	$48,697,284	$31,812,581

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,650,237	$6,584,489
Line of credit	9,958,944	5,954,672
Current portion of notes payable	626,988	833,333
Current portion of capital lease obligations	139,335	116,973
Sales tax payable	299,246	342,064
Accrued expenses	3,560,152	767,967
Deferred revenue	74,680	—

Total current liabilities	23,309,582	14,599,498
Notes payable—net of current maturities	6,817,631	1,194,445
Capital lease obligations, net of current maturities	93,968	130,378

Total liabilities	30,221,181	15,924,321

Commitments and contingencies (Note K)
Stockholders' equity:
Preferred stock, par value $0.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Capital stock, par value $0.0001; authorized 100,000,000 shares; issued and outstanding 24,909,301 shares and 23,595,663 shares at December 31, 2007 and 2006, respectively	249	236
Additional paid in capital	23,579,533	17,802,373
Retained earnings	(5,103,679)	(1,914,349)

Total stockholders' equity	18,476,103	15,888,260

Total liabilities and stockholders' equity	$48,697,284	$31,812,581

The accompanying notes are an integral part of these financial statements.

INFOLOGIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2007	December 31, 2006	December 31, 2005
Revenues	$78,773,564	$62,112,744	$56,398,823
Cost of sales	58,049,011	47,162,881	43,531,917

Gross profit	20,724,553	14,949,863	12,866,906
Selling, general and administrative expenses	25,210,547	17,897,567	11,661,138

Operating (loss) income	(4,485,994)	(2,947,704)	1,205,768
Interest expense	(872,600)	(664,534)	(525,205)
Interest income	457,642	55,788	—

Income (loss) before income tax benefit	(4,900,952)	(3,556,450)	680,563
Income tax benefit	1,711,621	1,686,964	—

Net (loss) income	$(3,189,331)	$(1,869,486)	$680,563

(Loss) earnings per share:
Basic	$(0.13)	$(0.14)	$0.05

Diluted	$(0.13)	$(0.14)	$0.05

Weighed average shares outstanding:
Basic and diluted	24,173,182	13,503,170	12,500,000

The accompanying notes are an integral part of these financial statements.

INFOLOGIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Capital Stock	Shares	Additional Paid in Capital	Retained Earnings (deficit)	Total
Balance at January 1, 2005	$125	12,500,000	$49,875	$184,716	$234,716
Net income				680,563	680,563
Dividends paid to Stockholders				(170,127)	(170,127)

Balance at December 31, 2005	125	12,500,000	49,875	695,152	745,152
Issuance of stock in connection with reverse merger	26	2,595,663			26
Issuance of common shares for cash	85	8,500,000	14,979,064		14,979,149
Stock based compensation expense			2,253,421		2,253,421
Issuance of warrants for services			520,013		520,013
Dividends paid to Stockholders				(740,015)	(740,015)
Net (loss)				(1,869,486)	(1,869,486)

Balance at December 31, 2006	236	23,595,663	17,802,373	(1,914,349)	15,888,260
Issuance of stock in connection with asset purchases	13	1,293,638	4,883,250		4,883,263
Issuance of stock in connection with service rendered.		20,000	66,085		66,085
Stock based compensation expense			827,826		827,826
Net (loss)				(3,189,331)	(3,189,331)

Balance at December 31, 2007	$249	24,909,301	$23,579,533	$(5,103,680)	$18,476,103

The accompanying notes are an integral part of these financial statements.

INFOLOGIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2007	December 31, 2006	December 31, 2005
Operating activities:
Net income (loss)	$(3,189,331)	$(1,869,486)	$680,563
Adjustments to reconcile net income (loss) to operating cash flow:
Depreciation and amortization	1,666,826	1,319,845	1,044,903
Allowance for doubtful accounts receivable	91,170	20,000	—
Inventory obsolescence	285,978	123,965	35,000
Amortization of deferred financing costs	10,696	—	—
Accrued interest added to note payable	78,750	—	—
Loss on disposition of property and equipment, net	273,864	—	—
Stock based compensation and other payments	893,910	2,773,434	—
Deferred income tax benefit	(1,720,121)	(1,686,964)	—
Changes in:
Accounts receivable and unbilled revenue	(8,595,274)	(1,594,241)	(2,875,262)
Unbilled revenue	(1,052,154)
Inventory	107,305	(504,099)	(91,578)
Prepaid expenses and other current assets	238,826	(507,392)	280,357
Accounts payable	1,893,532	(551,467)	1,580,749
Sales tax payable	(42,818)	70,674	113,975
Accrued expenses	2,133,352	118,924	(294,211)
Deferred revenue	74,680	(186,397)	146,322

Net cash provided by (used in) operating activities	(6,850,807)	(2,473,204)	620,818

Investing activities:
Cash acquisition AMT, HIA, DDMS business assets	(3,158,602)	—	—
Acquisition of property, equipment and intangibles	(1,917,550)	(1,382,535)	(1,289,059)

Net cash used in investing activities	(5,076,152)	(1,382,535)	(1,289,059)

Financing activities:
Proceeds from long-term debt	2,000,000	2,500,000	917,892
Repayment of long-term debt	(801,412)	(1,160,597)	(389,282)
Net borrowings from line of credit	4,004,271	1,511,345	409,888
Deferred financing costs	(56,949)	—	—
Repayment of notes payable—stockholders	—	(800,000)	—
Common stock issued for cash, net of offering costs	—	14,979,149	—
Dividends paid to stockholders	—	(740,015)	(170,127)

Net cash provided by financing activities	5,145,910	16,289,882	768,371

Net change in cash and cash equivalents	(6,781.049)	12,434,143	100,130
Cash and cash equivalents at beginning of year	12,882,044	447,901	347,771

Cash and cash equivalents at end of year	$6,100,995	$12,882,044	$447,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$872,600	$664,543	$555,251

The accompanying notes are an integral part of these financial statements.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of business

        InfoLogix, Inc. (the "Company") provides mobile workforce technology solutions by enabling real time data communications anywhere in an enterprise. The Company provides wireless network design, hardware, software, consulting, system integration and network management solutions. The Company is headquartered in Hatboro, Pennsylvania, and has an additional office in Cheshire, Connecticut.

        On November 29, 2006, New Age Translation, Inc. ("New Age") entered into an Agreement and Plan of Merger (the "Merger Agreement") with InfoLogix, Inc., a privately held Delaware corporation ("InfoLogix"), pursuant to which InfoLogix became a wholly owned subsidiary of New Age (the"Merger"). Pursuant to the terms and conditions of the Merger Agreement, each share of InfoLogix common stock prior to the closing of the Merger was converted into the right to receive 25,000 shares of New Age common stock. As a result, 12,500,000 shares of common stock were issued to the shareholders of InfoLogix. Immediately after closing of the Merger on November 29, 2006, there were 15,095,663 shares of New Age common stock issued and outstanding, approximately 82.8% of which shares are currently held by the former stockholders of InfoLogix.

        On November 29, 2006, concurrent with the Merger, the Company closed on a private placement of 8,500,000 shares of its common stock to accredited investors. The shares were sold for an aggregate purchase price of $17,000,000 before costs associated with the private placement of $2,020,825. The private placement was exempt from registration under the Securities Act of 1933 as amended. See Note Q for additional information. In connection with the closing of the merger, the Company made grants of 1.5 million warrants to purchase common stock to certain executives pursuant to their employment agreements with the Company, and approximately 1.2 million warrants to purchase common stock to certain advisors pursuant to their advisory agreements with the Company. The warrants to purchase the Company's common stock were granted at an exercise price of $2.00 per share.

        The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, New Age was treated as the "acquired" company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of InfoLogix issuing stock for the net monetary assets of New Age, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of InfoLogix and related recapitalization.

  Principles of consolidation

        The consolidated financial statements include the accounts of InfoLogix, Inc. and our wholly-owned subsidiaries InfoLogix Systems Corporation, OPT Acquisition, LLC, Embedded Technologies, LLC, and InfoLogix—DDMS, Inc. All significant intercompany balances and transactions have been eliminated in consolidation

  Cash and cash equivalents

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

        The Company's policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. The Company maintains its cash primarily in investment accounts within large financial institutions. The Federal Deposit Insurance Corporation insures these balances up to $100,000 per bank. The Company has not experienced any losses on its bank deposits and management believes these deposits do not expose the Company to any significant credit risk.

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

        The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence and slow-moving goods. The Company marks down inventory in an amount equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of goods sold.

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

  Goodwill and other Intangible Assets

        Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is subject to annual impairment testing. Other intangible assets, which consist primarily of non-contractual customer relationships, sales contracts, patents and technology, are amortized over their estimated useful lives. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), issued by the Financial Accounting Standards Board (FASB). SFAS 142 establishes standards for the accounting of intangible assets that are acquired individually or with a group of other assets and the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. In accordance with SFAS 142, amortization of goodwill is not permitted. Goodwill and other intangible assets are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. The annual evaluation of intangible assets require the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of an intangible asset has been recorded, it cannot be reversed.

        The Company accounts for its other intangible assets in accordance with SFAS 142. In accordance with SFAS 142, intangible assets that have a definite-life are amortized on a straight-line basis over their estimated useful lives. The Company reviews the carrying value of all intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amounts of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

        The weighted average remaining useful lives for financial purposes are as follows:

Weighted average remaining useful life
Patents	13
Computer software	3
Developed technology	4
License fees	4
Customer lists	7
Non-compete agreements	3
Trademarks and trade names	Infinite
Other	5
Goodwill	Infinite

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Deferred financing costs

        Deferred financing costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments.

  Impairment of long-lived assets

        The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

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

  Revenue recognition

        Revenue is generated through product sales, warranty and maintenance agreements, professional consulting, programming and engineering services, long-term support services, and educational learning programs. Revenue from product sales is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. Warranty revenue is recognized upon execution of the warranty agreement. The Company does not believe there is any associated warranty risk as we have contracted with other parties to fully assume all risks and obligations. The Company also generates revenue from professional services on either a fee-for service or fixed-fee basis. Revenue from professional consulting services is contracted as fee-for-service and is recognized in the period in which the services are performed. Direct costs for travel and accommodations, which are reimbursable in accordance with the contract terms, are recognized as revenue in the period the related expense is incurred. Revenue from the sale of proprietary learning technologies and those professional consulting or engineering services provided on a fixed-fee basis is recognized ratably over the contract period based upon actual project hours as compared to budgeted project hours.

        The Company records amounts billed to their customers for shipping and handling fees as revenue in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. The EITF requires that all amounts billed in a sale transaction related to shipping and handling represents revenues earned for the goods provided and should be classified as revenue. The associated costs are included in the cost of sales.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Advertising costs

        Advertising costs are expensed when incurred and approximated $914,000, $367,000 and $117,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        In accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, certain cooperative advertising reimbursements are netted against specific, identifiable costs incurred in connection with the selling of the vendor's product. Cooperative advertising reimbursements of approximately $86,000, $92,000, and $167,000 for the years ended December 31, 2007, 2006 and 2005, respectively, were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expense in the consolidated statement of operations.

  Income taxes

        The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company believes it is more likely than not that the deferred tax asset is realizable as the result of achieving taxable income in the applicable periods prior to related expiration dates.

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

        Prior to the Merger discussed in Note A, the Company filed its Federal and State Income Tax Returns as a Sub-Chapter S Corporation. Therefore, any income tax liability from its operations was payable directly by its shareholders. The Company's Sub-Chapter S Corporation status was terminated on November 29, 2006, the date of the Merger.

  Stock based compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, under the modified prospective method. SFAS 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant date fair-value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS 123, as

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amended by SFAS 148, will continue to be required under SFAS 123(R) to the extent those amounts differ from those in the statement of operations.

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

  Earnings per share

        The Company has adopted the provisions of SFAS 128, Earnings per Share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common share equivalents that could result from the potential exercise into common stock. The computation of diluted earnings per share does not assume exercise of securities that would have an anti-dilutive effect on per share amounts (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options.

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

  Reclassifications

        In 2007, the Company reclassified amounts billed to their customers for shipping and handling fees as revenue in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. The EITF requires that all amounts billed to a customer in a sale transaction related to shipping and handling represents revenues earned for the goods provided and should be classified as revenue. Reclassifications have been made to all prior period financial statements to conform to the current year presentation as more fully described in Note U. The selected consolidated quarterly financial data in Note T has also been changed to reflect this reclassification.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recent accounting pronouncements

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS157 are effective as of the beginning of the Company's 2008 fiscal year. The Company is currently evaluating the effect of adopting SFAS 157 on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (SFAS 141(R)). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

        In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its results of operations and financial condition.

NOTE B—INVENTORY

        Inventory consists of the following:

	December 31, 2007	December 31, 2006
Finished goods	$2,373,308	$2,426,166
Work in progress	10,505	64,952
Less: allowance for slow moving and obsolete inventory	(484,943)	(198,965)

	$1,898,870	$2,292,153

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C—PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31, 2007	December 31, 2006
Demonstration and evaluation equipment	$1,009,450	$2,477,581
Equipment	825,918	593,721
Furniture and fixtures	433,423	295,425
Leasehold improvements	58,113	40,587

	2,326,904	3,407,314
Less: accumulated depreciation	(1,080,077)	(2,206,634)

	$1,246,827	$1,200,680

        Depreciation expense was $687,854, $796,250, and $710,810 for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation expenses were included in selling, general and administration expense.

NOTE D—INTANGIBLE ASSETS

        Intangible assets consist of the following:

	December 31, 2007	December 31, 2006
Patents	$2,563,153	$639,879
Computer software	1,691,025	791,708
Developed technology	457,058	457,525
License fees	515,468	515,000
Customer Lists	3,707,810	—
Non compete agreements	173,000	—
Trademarks and trade names	1,400,000	—
Other	125,455	—

	10,632,969	2,404,112
Less accumulated amortization	(2,271,453)	(1,292,480)

Total net intangible assets	$8,361,516	$1,111,632

        Amortization expense related to intangible assets was $978,972, $523,595, and $334,093 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense were included in selling, general and administrative expense.

        Amortization expense subsequent to the year ended December 31, 2007 is expected to be as follows:

Years ended December 31:	Amount
2008	$1,404,597
2009	1,270,321
2010	889,650
2011	705,727
2012	693,204

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—DEBT

        In March 2006, the Company executed a Loan and Security Agreement with a bank. Under the terms of the agreement and subsequent amendments, the bank provided the Company with an $8.5 million line of credit and two term loans amounting to $1.5 million and $1.0 million, respectively. On September 30, 2007, the bank amended the agreement and extended the line of credit up to a total availability of $11.0 million, and added a new $2 million term loan. The loans are collateralized by a first security interest in all of the Company's tangible and intangible assets and in the Company's cash account equal to $2.6 million, as well as a pledge of all of the common stock of InfoLogix Systems Corporation. The loan agreement requires the Company's compliance with certain loan covenants. At December 31, 2007, the Company was not in compliance with certain of the covenants, however, on March 26, 2008 the Company entered into an amendment to the Loan and Security Agreement which waived the non-compliance with these covenants.

  Lines of credit

        At December 31, 2007, the outstanding balance of the line of credit was approximately $10.0 million and bears interest at 8.50% which is 1.25% above the bank's prime rate under the credit facility (7.25%). At December 31, 2006, the outstanding balance of the loan was approximately $6.0 million.

  Notes payable

        Notes payable consist of the following:

	December 31, 2007	December 31, 2006
Amounts payable pursuant to the asset purchase agreement with AMTSystems, Inc. (Note O), in monthly installments of $8,766, interest included, at a rate of 7.84%, maturing May 31, 2013	$463,092	$—
Convertible note payable ($3.5million) pursuant to the asset purchase agreement (Note P) with Healthcare Informatics Associates, Inc. Principal and interest payable at 9.0% is due September 30, 2010	3,578,750	—
Note payable, bank, principal payable $55,556 monthly over thirty-six months commencing March 2008; interest payable monthly, at prime rate plus 1.5% (8.75% at December 31, 2007), maturing March 16, 2011	2,000,000	—
Note payable, bank, principal payable $41,667 monthly over seventeen months commencing April 2006 and continuing through and including August 1, 2007, and one final payment of remaining principal balance on March 16, 2011. Interest payable monthly at the prime rate plus 1.0% (8.25% at December 31, 2007)	708,333	1,083,333
Note payable, bank, principal payable $27,778 monthly over nine months commencing December 2006 and continuing through and including August 2007, and one final payment of remaining balance on March 16, 2011. Interest payable monthly at the prime rate plus 1.0% (8.25% at December 31, 2007)	694,444	944,445

Total notes payable	7,444,619	2,027,778

Less: current maturities	626,988	833,333

Total long term notes payable	$6,817,631	$1,194,445

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—DEBT (Continued)

        Aggregate maturities of notes payable are as follows at December 31, 2007:

Years ending December 31:
2008	$626,988
2009	743,903
2010	4,328,927
2011	1,604,185
2012	97,632
2013	42,984

  Letter of Credit

        At December 31, 2007 and December 31, 2006 the Company had contingent liabilities under letters of credit of $350,000 and $161,458 respectively.

NOTE F—CAPITAL LEASE OBLIGATION

        Equipment acquired under capital lease obligations is classified as property and equipment in the accompanying consolidated financial statements and consisted of the following:

	December 31, 2007	December 31, 2006
Equipment	$564,486	$439,031
Less: accumulated depreciation	(295,538)	(188,945)

	$268,948	$250,086

        The capital lease obligations expire in 2010 and bear interest at 10.3% imputed based on the lessor's implicit rate of return. Future minimum capital lease payments are as follows:

Amount
2008	$155,952
2009	58,246
2010	43,995

Total	258,193
Less: amount representing interest	24,890

Net present value of minimum lease payments	233,303
Less: current portion	139,335

$93,968

NOTE G—LEASE COMMITMENTS

        The Company leases its facilities in Pennsylvania and Connecticut under agreements expiring between 2007 and 2011. Total rent expense for all leases was approximately $468,255, $270,552, and $303,469 for the years ended December 31, 2007, 2006, and 2005, respectively.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—LEASE COMMITMENTS (Continued)

        Future minimum lease payments required under the operating leases in effect subsequent to December 31, 2007 are approximately as follows:

Amount
2008	$507,771
2009	512,239
2010	267,950
2011	221,289

NOTE H—RELATED PARTY TRANSACTIONS

  Notes payable—stockholders

        The Company was indebted to certain stockholders considered related parties, that was fully repaid in 2006. Interest paid to the stockholders was approximately $70,800 and $52,500 for the years ended December 31, 2006, and 2005, respectively.

  Support services

        A stockholder of the Company was considered a related party for the years ended December 31, 2006 and 2005, this stockholder owns another entity which provided the Company with shared occupancy, accounting, office and administrative services for the years ended December 31, 2006, and 2005 at costs of $0, and $184,000, respectively.

        An entity owned by a stockholder and former officer of the Company provided the Company with shared occupancy, accounting, and office and administrative services for the year ended December 31, 2005 at a cost of $184,000; however these services were not provided in 2006 or 2007. In addition, beginning in 2004, the Company has an agreement with that entity to provide extended warranties and technical support services on behalf of certain of the Company's customers. Under the agreement, the Company made payments of approximately $2,798,000, $1,601,000, and $903,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Also, beginning in May 2006, the Company entered into an agreement with this stockholder's company to provide the Company with consulting services with respect to software development. Payments under this agreement were approximately $186,000 and $116,000 for the years ended December 31, 2007 and 2006, respectively. Pursuant to the terms of the two agreements, the Company has a minimum annual commitment to purchase services of $700,000 in 2006 and was increased in August 2007 to $1,500,000 per year through 2011.

        During the years ended December 31, 2006, and 2005, a stockholder considered a related party for the years ended December 31, 2006 and 2005 performed legal services for the Company at costs of approximately $36,000, and $134,000, respectively.

  Professional Recruiting Services

        During the years ended December 31, 2007, 2006 and 2005, the Company maintained a business relationship with Gulian & Associates, which is owned by the wife of David T. Gulian, the President and Chief Executive Officer and director and stockholder. Under the terms of the arrangement, Gulian & Associates provides the Company with retainer-based professional recruiting services, on a non-exclusive basis. Gulian & Associates is paid a success fee of 20% of a newly hired person's annual base salary for

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H—RELATED PARTY TRANSACTIONS (Continued)

employees introduced to the Company by Gulian & Associates; one-third of the fee is invoiced at the time the hiring request is made, the remainder is invoiced only upon successful placement of a candidate into the role.

        In 2007, 2006 and 2005, the Company paid Gulian & Associates approximately $159,000, $106,000 and $38,600 respectively in success fees.

  Due from related party

        There was approximately $104,000 due from a related party at December 31, 2006 for the sale of certain hardware products. Such amount is classified as accounts receivable in the accompanying financial statements.

NOTE I—EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution plan covering substantially all employees. As allowed under Section 401(K) of the Internal Revenue Code, the plan provides tax deferred salary deductions for eligible employees. Company contributions are at the discretion of the board of directors. The Company did not make a contribution to the plan for the years ended December 31, 2007, 2006 or 2005.

NOTE J—CONCENTRATIONS OF CREDIT RISK

        At December 31, 2007 and 2006, the Company had significant customer accounts receivable as follows:

	2007	2006
Company A	17%	0%
Company B	10%	0%

        For the years ended December 31, 2007, 2006 and 2005, the Company had sales to significant customers as follows:

	2007	2006	2005
Company A	12%	13%	11%
Company B	12%	0%	0%
Company C	0%	0%	14%

NOTE K—COMMITMENTS AND CONTINGENCIES

  Litigation

        The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position, results of operations or cash flows.

  Employment Agreements

        The Company has entered into employment agreements with executives of the Company. The employment contracts expire in December 2008 and 2009. In addition to the payment of total annual

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—COMMITMENTS AND CONTINGENCIES (Continued)

salaries of approximately $1.3 million, in the aggregate, the employment agreements allow for the granting of 1,500,000 options and 1,500,000 warrants to purchase the Company's common stock at an exercise price between $2.00 and $4.04 per share; which the company granted on November 29, 2006 and December 18, 2007 respectively. The agreements also call for the payment of discretionary bonuses based upon revenue and net income targets that are set by the compensation committee of the board of directors.

NOTE L—NONCASH INVESTING AND FINANCING

        Noncash investing and financing activities consist of the following:

Issuance of shares in connection with DDMS patent acquisition, April 2007	$1,520,000

Acquisition of AMTSystems, Inc., May 2007
Issuance of common shares	$500,000
Issuance of long-term debt	500,000

$1,000,000

Acquisition of Healthcare Informatics Associates, Inc., September 2007
Issuance of common shares	$2,863,262
Issuance of long-term debt	3,500,000

$6,363,262

Common stock issued for services, July 2007	$38,200
Common stock issued for services, December 2007	27,885

$66,085

	2007	2006	2005
Additional non cash investing and financing information:
Capital lease obligation incurred for new equipment purchases	$125,455	$—	$439,000

NOTE M—INCOME TAXES

        The Company accounts for income taxes in accordance with SFAS No. 109. Accordingly deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

        The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the operating loss carryforwards. We cannot be assured that we

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—INCOME TAXES (Continued)

will be able to realize these future tax benefits or that future valuation allowances will not be required. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

        As of December 31, 2007, the Company has net operating losses of approximately $3,944,000 which will be available to offset future taxable income. Included in the net operating losses are losses of $65,000 generated by New Age Translation, Inc. which are subject to restrictions under Internal Revenue Code Section 382, due to change in ownership in that entity. Therefore, the Company has recorded a valuation allowance against the net operating losses generated by New Age Translation, Inc. If not used, the net operating losses will expire beginning after 2024. The Company's state net operating losses will also be subject to expiration in varying years starting in 2013 through 2027.

        The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Current income tax expense (benefit):
Federal	$—	$—	$—
State	8,500	—	—

	8,500	—	—
Deferred income tax expense (benefit):
Federal	(1,487,369)	(1,452,070)	—
State	(232,752)	(234,894)	—

	(1,720,121)	(1,686,964)	—

Income tax expense (benefit)	$(1,711,621)	$(1,686,964)	$—

        The Company's deferred tax assets and liabilities are as follows:

	2007	2006
Allowance for doubtful accounts	$161,848	$47,100
Inventory reserve and uniform capitalization	236,028	49,919
Net operating loss carryforward	—	240,134
Accrued expenses	53,387	—
Valuation allowance	—	(25,675)

Deferred tax assets-current	451,263	311,478

Property and equipment	473	125,561
Intangible assets	15,050	(86,604)
Operating loss carry forwards	1,548,046	—
Stock based compensation	1,417,957	1,336,529
Valuation allowance	(25,704)	—

Net deferred tax assets-long-term	2,955,822	1,375,486

Total net deferred tax asset	$3,407,085	$1,686,964

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—INCOME TAXES (Continued)

        A reconciliation of the United States statutory income tax rate to the effective income tax rate for the twelve month periods ended December 31, 2007 and 2006 is as follows:

	2007		2006
Tax at the Federal statutory rate	$(1,655,631)	34.0%	$(1,427,570)	34.0%
State taxes	(224,895)	4.6%	(213,504)	5.1%
Permanent differences	10,907	(.2%)	196,564)	(4.7%)
Other	157,998	(3.3%)	—	—
Income taxable to S Corp. period	—		(90,694)	2.2%
Impact of change from S to C Corporate tax status	—		(151,760)	3.6%

Effective tax rate	$(1,711,621)	35.1%	$(1,686,964)	40.2%

        The following unaudited pro-forma tax provision was prepared as if the Company was a taxable entity for each of the periods ended December 31, 2006, and 2005.

	Year Ended December 31
	2006		2005
	Amount	Rate	Amount	Rate
	(Unaudited)
Tax at the Federal statutory rate	$(1,427,570)	34.0%	$231,391	34.0%
Permanent differences	223,445	(5.3%)	37,928	5.6%

Federal tax provision	(1,204,125)	28.7%	269,319	39.6%
State & local tax provision (Net of Federal benefit)	(194,875)	4.6%	43,681	6.4%

Total tax provision	$(1,399,000)	33.3%	$313,000	46.0%

        Prior to the Merger discussed in Note A, the Company filed its Federal and State income tax returns as a Sub-Chapter S Corporation. Therefore, any income tax liability from its operations was payable directly by its shareholders. As a result of the Merger, the Company's Sub-Chapter S Corporation status was terminated on November 30, 2006. In accordance with SFAS 109, when the Company changes its tax status from a nontaxable Sub-Chapter S Corporation to a taxable C Corporation, deferred tax assets and liabilities shall be recognized for timing differences at the date that a nontaxable enterprise becomes a taxable enterprise. As a result, the Company recorded a net deferred tax asset of $151,760 with the offset being recorded as an income tax benefit in the statement of operations for the year ended December 31, 2006.

NOTE N—ACQUISITION OF DDMS

        On April 9, 2007, the Company acquired DDMS Holdings, LLC, a privately held Florida company through a merger of DDMS Holdings, LLC with the Company's newly formed wholly-owned subsidiary InfoLogix-DDMS, Inc. After the merger, InfoLogix-DDMS, Inc. was the surviving wholly-owned subsidiary of the Company. The acquired assets consisted of five US patents, along with one published US patent application and four foreign patents issued and five foreign patents that are currently pending. Consideration given for all of the shares of DDMS Holdings, LLC included $200,000 in cash and the

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N—ACQUISITION OF DDMS (Continued)

issuance of 400,000 shares of the Company's common stock. Under the terms of the merger agreement, the Company agreed to commit funds as it deems necessary toward the maintenance and expansion of the patents and patent applications acquired in the merger, including a minimum of $250,000 before April 9, 2008. The 400,000 shares of common stock are subject to a one-year lock-up period. This acquisition of the DDMS patents was accounted for in accordance with SFAS 142.

        The Company also entered into a ten-year consulting agreement with LM Consulting LLC, an entity wholly owned by the former shareholders of DDMS. Under the consulting agreement, LM Consulting will provide up to 20 hours of consulting services per month. The consulting services will be rendered by the former shareholders of DDMS, who are the original inventors of the patents, and will consist of services related to the commercialization and development of the patents and other intellectual property acquired from DDMS. LM Consulting is entitled to receive a consulting fee during the term of the consulting agreement equal to 36% of the revenue generated by the patents after deducting (i) certain expenses related to the generation of those revenues and (ii) a portion of the funds expended by us in maintaining and expanding the patents.

Cash paid	$200,000
Common stock issued (400,000 shares)	1,520,000
Acquisition costs	95,000

$1,815,000

        The value of the common stock issued above was based on the average closing market price of the Company's common stock for the period three days before and three days after the date of issuance of the common stock.

        The purchase price was allocated to patents and patent applications and based on their fair values on the date of acquisition of $1,815,000.

NOTE O—ACQUISITION OF CERTAIN ASSETS OF AMTSYSTEMS, INC.

        On May 10, 2007, the Company, through its wholly-owned subsidiary InfoLogix Systems Corporation, acquired certain assets of AMTSystems, Inc. (AMT) pursuant to an asset purchase agreement. The acquired assets include the rights to existing relationships with customers, vendors and partners, and the intellectual property rights behind AMT's clinical and financial mobility solutions for healthcare. The purchase price paid by the Company consisted of $100,000 in cash, 138,160 shares of the Company's common stock at closing, and $500,000 installment payments, payable in 72 equal monthly installments of $8,766 plus interest. The issuance of the shares of common stock was unregistered and the shares are subject to a two-year lock-up. The acquisition was accounted for under SFAS 141 "Business Combinations" and results have been included in the statement of operations from May 10, 2007 through December 31, 2007.

Cash paid	$100,000
Common stock issued (138,160 shares)	500,000
Installment payments	500,000
Acquisition costs	208,000

$1,308,000

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O—ACQUISITION OF CERTAIN ASSETS OF AMTSYSTEMS, INC. (Continued)

        The value of the common stock issued above was based on the average closing market price of the Company's common stock for the ten trading days prior to the closing date per the asset purchase agreement.

        The acquired assets consisted primarily of software and customer lists. The purchase price was allocated to the assets and based on their fair values on the date of acquisition as follows:

Furniture and fixtures	$3,850
Technology	100,000
Customer relationships	956,810
Non-compete agreement	75,000
Goodwill	172,340

$1,308,000

        The Company increased the value of goodwill by approximately $73,000 in the fourth quarter for 2007, as the result of adjustments made to the purchase price allocation.

NOTE P—ACQUISITION OF ASSETS OF HEALTHCARE INFORMATICS ASSOCIATES, INC.

        On September 30, 2007, the Company, through its wholly-owned subsidiary, InfoLogix Systems Corporation, acquired substantially all of the operating assets and assumed certain liabilities of Healthcare Informatics Associates, Inc. (HIA) pursuant to an asset purchase agreement. The assets acquired relate to HIA's business of providing software implementation and consulting services, and included cash, accounts receivable, the rights to existing relationships with customers, vendors and partners, certain tangible personal property and certain intangible rights and property. The liabilities assumed consist of current accounts payable and accrued expenses.

        The purchase price paid by the Company consisted of cash, shares of the Company's common stock, and a convertible promissory note. In addition, HIA is eligible to receive additional contingent consideration under an earn-out agreement. The acquisition was accounted for under SFAS 141. The results of operations from the business acquired from HIA were included in the statement of operations beginning October 1, 2007. The total purchase price paid by the Company is as follows:

Cash paid	$4,583,483
Common stock issued (755,478 shares)	2,863,263
Convertible note payable	3,500,000
Acquisition costs	683,276

$11,630,022

        In addition to the cash paid at closing, HIA and the Company deposited $900,000 into an escrow account to fund a portion of certain employee retention payments to be made to HIA's employees over a three year period after the closing. In addition, the parties deposited $1,556,586 from the HIA cash account into an escrow account to be used to fund any working capital adjustment payable under the asset purchase agreement, of which $1,481,172 and $75,414 was released to HIA and the Company, respectively, on January 31, 2008. The Company also deposited $83,483 into an escrow account, which was payable to HIA upon the collection of certain outstanding customer invoices due to HIA within 60 days after the

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P—ACQUISITION OF ASSETS OF HEALTHCARE INFORMATICS ASSOCIATES, INC. (Continued)

closing and remittance of those amounts to the Company. The full amount of this escrow was released to HIA on January 31, 2008.

        At closing, the Company issued 755,478 shares of common stock, which was valued at $2,863,263 for accounting purposes. This value of the common stock was based on the average closing market price of the Company's common stock from September 26, 2007 through October 3, 2007. The issuance of the shares of common stock was unregistered and the shares are subject to a one-year lockup.

        In addition, the Company issued a convertible promissory note (the "Note") to HIA with a principal amount of $3,500,000. The Note bears interest at a rate of 9% per annum, compounding annually from the date of the Note until the principal amount is paid in full. The principal amount of the Note and all accrued interest are payable in full on September 30, 2010. The outstanding unpaid principal amount of the Note is convertible at the option of HIA into unregistered shares of the Company's common stock at a conversion price of $5.50 per share.

        The Company may require HIA to convert all or any portion of the outstanding unpaid principal of the Note into the Company's common stock at a conversion price of $5.50 per share if the closing bid price of the Company's common stock for at least 45 consecutive trading days equals or exceeds $8.00 per share. Any accrued but unpaid interest on the Note at the time of any conversion will be paid, at the Company's option, either in cash or in additional shares of the Company's common stock at a conversion price of $5.50 per share.

        The Note grants HIA the right to require the Company to redeem a portion of the unpaid and outstanding principal of the Note if the Company engages in an offering of its equity securities, the primary purpose of which is to raise capital. HIA may also, at its option, declare the Note payable in full upon the occurrence of a Change of Control (as defined in the Note) of InfoLogix Systems Corporation. The Note also contains customary events of default that would allow HIA to accelerate the amounts payable under the Note, including any default on the Company's senior debt. The Note is subject to a subordination agreement with the Company's senior lender.

        The Company and HIA entered into an Earn-out Agreement pursuant to which HIA is eligible to earn additional consideration in respect of the two years (each year, an "Earn Out Period") after the closing of the transaction. HIA can earn up to $2,000,000 in the first Earn Out Period and up to $2,500,000 in the second Earn Out Period upon satisfaction of certain financial milestones described in the Earn Out Agreement. To the extent HIA exceeds the defined milestones, it may earn additional consideration equal to 25% of such excess. The additional cash consideration will not be accounted for by the Company until such time as the consideration, if any, is earned pursuant to the terms of the Earn Out Agreement. At the point the consideration is earned, the Company will record the cash paid as an adjustment to the purchase price.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P—ACQUISITION OF ASSETS OF HEALTHCARE INFORMATICS ASSOCIATES, INC. (Continued)

        The purchase price was allocated to the assets acquired and liabilities based on their fair values on the date of acquisition, as follows:

Assets acquired, excluding cash:
Accounts receivable	$2,667,123
Computer equipment	44,242
Goodwill	5,495,707
Customer relationships	2,751,000
Trademarks/trade names	1,400,000
Non-compete agreement	98,000

Total assets acquired	12,456,072
Liabilities assumed:
Current liabilities	826,050

Net assets acquired	$11,630,022

        The following unaudited pro forma financial information was prepared in accordance with SFAS 141 and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company. The pro forma results of operations do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results that may occur in the future. The pro forma adjustments principally reflect the preliminary allocation of the purchase price to the difference between the fair value and book value of property and equipment, resulting in increases or decreases to historical depreciation expense, and the allocation to identifiable intangible assets discussed above, resulting in increased amortization expense. In addition the pro forma adjustments also reflect the additional debt issued in connection with the acquisition resulting in increased interest expense.

	Year Ended December 31,
	2007	2006
	In thousands, expect per share information
Revenue	$85,996	$71,680
Net (loss)	$(2,732)	$(838)
(Loss) per share:
Basic	$(0.11)	$(0.06)
Diluted	$(0.11)	$(0.06)

NOTE Q—EQUITY

        On November 29, 2006, concurrent with the merger discussed in Note A, the Company closed a private placement of 8,500,000 shares of its common stock to accredited investors. The shares were sold for an aggregate purchase price of $17,000,000, before costs associated with the private placement of $2,020,825. The private placement was exempt from registration under the Securities Act of 1933 as amended (Securities Act), and Regulation D promulgated thereunder.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE Q—EQUITY (Continued)

        In connection with the private placement, the Company entered into a registration rights agreement with investors in the private placement, and certain consultants and advisors to the Company whereby it agreed, to the extent permissible, to file within 90 days after the closing of the private placement a shelf registration statement with the U.S. Securities and Exchange Commission (SEC) covering the resale of (i) all shares of common stock issued in connection with the private placement and certain other transactions, and (ii) the shares of common stock underlying the warrants issued to certain consultants and advisors. The Company was obligated to maintain the effectiveness of the registration statement from its effective date through and until the first anniversary of the closing of the private placement, unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144(k) of the Securities Act. The Company also agreed to use its best efforts to have the registration statement declared effective by the SEC as soon as possible following filing. However, there are no specific penalty provisions in connection with the registration rights agreement and therefore the investors in the private placement are not entitled to receive any extra benefit if the registration does not occur. The Company filed the registration statement on November 21, 2007.

NOTE R—STOCK BASED COMPENSATION EXPENSE

        In November 2006, the board of directors of New Age Translation approved the 2006 Equity Compensation Plan (Plan). In accordance with the plan, the board of directors may grant options to purchase shares of the Company's common stock to employees, officers, consultants and non-employee directors. The Plan provides for the issuance of options to purchase up to 3,860,000 shares of the Company's common stock. On November 29, 2006, the Company granted 617,000 incentive stock options to purchase common stock to employees at $2.00 per share. In addition, on November 29, 2006, the Company granted 1,495,000 nonqualified stock options to purchase the Company's common stock to executive officers, directors and a consultant of the Company at $2.00 per share. The incentive stock options and the nonqualified stock options expire November 29, 2016.

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

        Upon the closing of the Merger and the private placement as discussed in Notes A and Q, the Company granted 2,650,000 warrants to purchase shares of the Company's common stock at $2.00 per share to certain officers, directors and consultants to the Company. The warrants vest 100% on the grant date and are exercisable 25% on the first anniversary and the remainder ratably on a monthly basis over the following three years.

        Under SFAS 123(R), the Company estimated the fair value of stock options and warrants granted using the Black-Scholes valuation model and straight-line amortization. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Employee options typically vest with respect to 25% of the shares one year after the options' grant date and the remainder ratably on an annual basis over the following three years. Director options typically vest with respect to 50% of the shares six

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE R—STOCK BASED COMPENSATION EXPENSE (Continued)

months after the options' grant date and the remainder ratably on a monthly basis over the following three years. Fully vested warrants that become exercisable ratably on a monthly basis over the following four years were granted to employees and non-employee consultants. These fully vested warrants were fully expensed as of December 31, 2006.

        The fair value of options granted were estimated at the date of grant using the following assumptions:

	November 29, 2006	November 6, 2007	December 18, 2007
Employee and Non-employee Stock Options
Expected life in years	5.00	5.00	5.00
Risk-free interest rate	4.41%	3.99%	3.53%
Volatility	66.63%	57.87%	61.43%
Dividend yield	0.00%	0.00%	0.00%
Fair value of grants	$1.47	$1.37	$1.21
Number of Shares	2,112,000	185,000	450,000

        The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. The simplified method of determining the expected term was elected as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

        For the years ended December 31, 2007 and 2006 the recognized compensation cost for stock options and warrants granted to employees was approximately $828,000 and $2,253,000 respectively. At December 31, 2007, and, 2006 the total compensation cost related to stock options granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $2,661,000 and $2,642,000, net of estimated forfeitures, respectively. This cost will be amortized on a straight-line basis over the vesting period, which is typically four years. For the years ended December 31, 2007 and 2006 the recognized compensation cost for warrants issued to consultants was $0 and $520,013 respectively. In addition, the Company has recorded a total income tax benefit for 2007 and 2006 of approximately $1,418,000 and $1,337,000 related to the granting of the nonqualified options and warrants. See Note M for additional information.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options:
Outstanding at January 1, 2006	2,112,000	$2.0000	9.92	$6,652,800
Granted	635,000	2.7290
Forfeited	(36,500)	2.0000
Expired	—	—
Exercised	—	—

Outstanding at December 31, 2007	2,710,500	$2.2627	9.27	$414,600

Exercisable at December 31, 2007	732,480	$2.0000	8.92	$143,421

        The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE T—SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

2007 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$23,332,012	$20,455,143	$21,812,252	$13,174,1574
Gross profit	6,266,951	5,462,500	5,654,414	3,340,687
Net (loss)	(1,255,646)	(465,991)	(367,365)	(1,100,330)
Basic net (loss) per share	$(0.05)	$(0.02)	$(0.02)	$(0.05)
Diluted net (loss) per share	$(0.05)	$(0.02)	$(0.02))	$(0.05)
Weighted average shares outstanding	24,902	24,152	24,040	23,596
Weighted average shares outstanding	24,902	24,152	24,040	23,596

Note: Net loss per share for year December 31, 2007 is $0.13; a calculation of each individual quarter results in the sum equal to a net loss per share of $0.14 due to rounding differences.

2006 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$16,741,133	$16,252,048	$15,742,442	$13,377,121
Gross profit	3,748,676	4,238,620	3,670,031	3,292,535
Net (loss) income	(2,529,712)	169,675	398,256	92,295
Basic net (loss) income per share	$(0.15)	$0.01	$0.03	$0.01
Diluted net (loss) income per share	$(0.15)	$0.01	$0.03	$0.01
Weighted average shares outstanding	16,480	12,500	12,500	12,500
Weighted average shares outstanding	16,480	12,500	12,500	12,500

Note: Net loss per share for year December 31, 2006 is $0.14; a calculation of each individual quarter results in the sum equal to a net loss per share of $0.10, as the result of rounding differences.

NOTE U—RECLASSIFICATIONS

        The Company reclassified shipping and handling revenue as originally reported for the fiscal years ended December 31, 2006 and December 31, 2005 in the amount of $1.3 million and $0.9 million, respectively. Prior to the reclassification, shipping and handling revenue had been netted with freight expense in the selling, general and administration expense section of the Consolidated Statements of Operations. These amounts were reclassified to sales revenue and the matching shipping costs were reclassified to cost of sales.

        The following table summarizes the changes to originally reported amounts and subtotals in the 2006 and 2005 Consolidated Statements of Operations:

	As Originally Reported 2006	As Reclassified 2006	As Originally Reported 2005	As Reclassified 2005
	(Dollars in thousands)
Revenues	$60,786	$62,113	$55,472	$56,399
Cost of sales	45,837	47,163	42,605	43,532

Gross profit (not reclassified for presentation only)	14,950	14,950	12,867	12,867
Selling, general and administrative expenses	17,898	17,898	11,661	11,661

Income (loss) from operations (not reclassified, for presentation only)	(2,948)	(2,948)	1,206	1,206
Interest expense net (not reclassified, for presentation only)	609	609	525	525
Income (loss) before provision for income taxes (not reclassified, for presentation only)	$(3,557)	$(3,557)	$681	$681

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in its reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that the Company is required to disclose in its Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure, and (b) operating in an effective manner.

Management's Report on Internal Control Over Financial Reporting

        Management of InfoLogix, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. As defined in the rules of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Our internal control over financial reporting includes those policies and procedures that:

  1.
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and the dispositions of assets of the Company;

  2.
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and Board of Directors; and

  3.
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        This Annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to, and will be contained in our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.

Item 13.    Certain Relationships, Related Transactions, and Director Independence

        The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   Financial Statements and Schedules

        The following financial statements and schedules listed below are included in this Form 10-K.

Consolidated Financial Statements (See Item 8 in Part II of this report)

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II—Valuation and Qualifying Account

INFOLOGIX, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT

	Allowance for Doubtful Receivables and Sales Returns	Reserve for Excess and Obsolete Inventory
Balance at December 31, 2005	$100,000	$75,000
Charges to operations	20,000	123,965
Deductions	0	0

Balance at December 31, 2006	120,000	198,965
Charges to operations	99,960	285,978
Acquired in asset purchase	198,097

Deductions	(8,790)	—

Balance at December 31, 2007	$409,267	$484,943

(b) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger between New Age Translation, Inc., INFLX Acquisition Corp. and InfoLogix, Inc. dated as of November 29, 2006 (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K dated December 5, 2006).
2.2
Asset Purchase Agreement by and among InfoLogix, Inc., InfoLogix Systems Corporation, Healthcare Informatics Associates, Inc. and the stockholders of HIA dated as of September 30, 2007 (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed October 4, 2007).
3.1	Certificate of Incorporation of New Age Translation, Inc. (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K dated November 28, 2006).
3.2
Certificate of Amendment of New Age Translation, Inc. changing corporate name to InfoLogix, Inc (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K dated December 5, 2006).
3.3	By-laws of New Age Translation, Inc. (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K dated November 28, 2006).
4.1	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Warren V. Musser (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K dated December 5, 2006).
4.2	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Michael M. Carter (incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K dated December 5, 2006).
4.3	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Karen Keating Mara (incorporated herein by reference to Exhibit 4.3 of our Current Report on Form 8-K dated December 5, 2006).
4.4	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and David T. Gulian (incorporated herein by reference to Exhibit 4.3 of our Current Report on Form 8-K dated December 5, 2006).

4.5	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Richard D. Hodge (incorporated herein by reference to Exhibit 4.5 of our Current Report on Form 8-K dated December 5, 2006).
4.6	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Craig A. Wilensky (incorporated herein by reference to Exhibit 4.6 of our Current Report on Form 8-K dated December 5, 2006).
4.7	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Fairmount Partners LP (incorporated herein by reference to Exhibit 4.7 of our Current Report on Form 8-K dated December 5, 2006).
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
10.6	Employment Agreement dated as of November 29, 2007 by and between Eric N. Rubino and InfoLogix, Inc.*
10.7	New Age Translation, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K dated November 28, 2006).
10.8
Consulting Agreement effective as of July 17, 2006 by and between Corrugated Service Corp. d/b/a Amtech and InfoLogix, Inc (incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K dated December 5, 2006).
10.9
Services Agreement effective as of July 17, 2006 by and between Futura Services, Inc. and InfoLogix, Inc (incorporated herein by reference to Exhibit 10.8 of our Current Report on Form 8-K dated December 5, 2006).
10.10
Amendment dated October 9, 2006 to Services Agreement dated as of July 17, 2006 by and between Futura Services, Inc. and InfoLogix, Inc (incorporated herein by reference to Exhibit 10.9 of our Current Report on Form 8-K dated December 5, 2006).
10.11
Second Amendment dated as of August 20, 2007 to the Services Agreement, dated as of July 17, 2006, as amended on October 9, 2006, by and between Futura Services, Inc. and InfoLogix, Inc. (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 23, 2007).

10.12
Advisory Agreement dated as of July 17, 2006 by and between Warren V. Musser and InfoLogix, Inc (incorporated herein by reference to Exhibit 10.10 of our Current Report on Form 8-K dated December 5, 2006).
10.13
Form of Lock-up Agreement between the former stockholders of InfoLogix, Inc. and InfoLogix, Inc (incorporated herein by reference to Exhibit 10.11 of our Current Report on Form 8-K dated December 5, 2006).
10.14
Loan and Security Agreement between InfoLogix Inc., OPT Acquistion LLC, Embedded Technologies, LLC and Sovereign Bank dated March 16, 2006 (incorporated herein by reference to Exhibit 10.12 of our Current Report on Form 8-K dated December 5, 2006).
10.15
First Amendment to Loan and Security Agreement between InfoLogix Inc., OPT Acquisition LLC, Embedded Technologies, LLC and Sovereign Bank (incorporated herein by reference to Exhibit 10.13 of our Current Report on Form 8-K dated December 5, 2006).
10.16
Second Amendment to Loan and Security Agreement between InfoLogix Inc., OPT Acquisition LLC, Embedded Technologies, LLC and Sovereign Bank (incorporated herein by reference to Exhibit 10.14 of our Current Report on Form 8-K dated December 5, 2006).
10.17	Securities Pledge Agreement between New Age Translation, Inc. and Sovereign Bank (incorporated herein by reference to Exhibit 10.15 of our Current Report on Form 8-K dated December 5, 2006).
10.18	Surety Agreement between New Age Translation, Inc. and Sovereign Bank (incorporated herein by reference to Exhibit 10.16 of our Current Report on Form 8-K dated December 5, 2006).
10.19
Third Amendment to Loan and Security Agreement between InfoLogix Inc., OPT Acquisition LLC, Embedded Technologies, LLC and Sovereign Bank. (incorporated herein by reference to Exhibit 10.17 on our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.20
Fourth Amendment and Modification to Loan and Security Agreement by and among InfoLogix Systems Corporation, Opt Acquisition LLC, Embedded Technologies, LLC and Sovereign Bank dated as of September 30, 2007.(incorporated herein by reference to Exhibit 10.5 of our Form 10-Q filed November 14, 2007).
10.21
Fifth Amendment and Modification to Loan and Security Agreement by and among InfoLogix Systems Corporation, Opt Acquisition LLC, Embedded Technologies, LLC and Sovereign Bank dated as of March 26, 2008.*
10.22
Securities Pledge Agreement between InfoLogix Systems Corporation and Sovereign Bank (incorporated herein by reference to Exhibit 10.18 on our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.23
Employment Agreement by and between InfoLogix Systems Corporation and Gerry Bartley dated as of September 30, 2007 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 4, 2007).
10.25
Earn Out Agreement by and between InfoLogix Systems Corporation and Healthcare Informatics Associates, Inc. dated as of September 30, 2007 (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 4, 2007).

10.26
Promissory Note executed in favor of Healthcare Informatics Associates, Inc. by InfoLogix Systems Corporation dated as of September 30, 2007 (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 4, 2007).
21	Direct and Indirect Subsidiaries of the Registrant.*
23.1	Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm.*
23.2	Consent of Asher & Company Ltd., Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on March 28, 2008.

INFOLOGIX, INC.
By:	/s/ DAVID T. GULIAN David T. Gulian President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2008.

Signatures	Title(s)

/s/ WARREN V. MUSSER Warren V. Musser	Chairman of the Board of Directors
/s/ DAVID T. GULIAN David T. Gulian	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN A. ROBERTS John A. Roberts	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ WAYNE D. HOCH Wayne D. Hoch	Director
/s/ RICHARD D. HODGE Richard D. Hodge	Director
/s/ THOMAS C. LYNCH Thomas C. Lynch	Director
/s/ THOMAS O. MILLER Thomas O. Miller	Director
/s/ JAKE STEINFELD Jake Steinfeld	Director
/s/ CRAIG A. WILENSKY Craig A. Wilensky	Director
/s/ RICHARD A. VERMEIL Richard A. Vermeil	Director

QuickLinks

TABLE OF CONTENTS
CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Company's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data
INFOLOGIX, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
INFOLOGIX, INC. CONSOLIDATED BALANCE SHEETS
INFOLOGIX, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
INFOLOGIX, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
INFOLOGIX, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
INFOLOGIX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships, Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
INFOLOGIX, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT
SIGNATURES