Form 10-Q
period 2008-03-31
InfoLogix Inc
filed 2008-05-14
CIK 1315320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at May 12, 2008
Common Stock, $0.00001 par value per share	24,941,256 Shares

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

INFOLOGIX, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Currents assets:
Cash and cash equivalents	$5,059	$6,101
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $495 and $409 as of March 31, 2008 and December 31, 2007, respectively)	20,118	20,301
Unbilled revenue	1,421	1,052
Inventory, net	1,680	1,899
Prepaid expenses and other current assets	843	603
Promissory notes receivable	202	—
Deferred tax assets - current	532	451
Total current assets	29,855	30,407
Property and equipment, net	1,535	1,247
Intangible assets, net	7,946	8,362
Goodwill	5,668	5,668
Deferred tax assets - long-term	3,461	2,956
Deferred financing costs	53	57
Total assets	$48,518	$48,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,967	$8,650
Line of credit	9,425	9,959
Current portion of notes payable	740	627
Current portion of capital lease obligations	126	139
Sales tax payable	244	299
Accrued expenses	3,394	3,560
Deferred revenue	86	75
Total current liabilities	23,982	23,309
Notes payable, net of current maturities	6,711	6,818
Capital lease obligations, net of current maturities	74	94
Total liabilities	30,767	30,221

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $0.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.00001; authorized 100,000,000 shares; issued and outstanding 24,919,301 shares and 24,909,301 shares at March 31, 2008 and December 31, 2007, respectively	—	—
Additional paid in capital	23,846	23,580
Accumulated deficit	(6,095)	(5,104)

Total stockholders’ equity	17,751	18,476
Total liabilities and stockholders’ equity	$48,518	$48,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007

Revenues	$23,786	$13,174
Cost of revenues	17,581	9,833
Gross profit	6,205	3,341
Selling, general and adminstrative expenses	7,517	5,177
Operating loss	(1,312)	(1,836)
Interest expense	(286)	(131)
Interest income	48	158
Loss before income tax benefit	(1,550)	(1,809)
Income tax benefit	559	709
Net loss	$(991)	$(1,100)
Loss per share - basic and diluted	$(0.04)	$(0.05)
Weighted average shares outstanding - basic and diluted	24,918,441	23,595,663

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2007	24,909,301	$—	$23,580	$(5,104)	$18,476

Stock-based compensation	—	—	248	—	248

Common stock issued to advisor	10,000	—	18	—	18

Net loss	—	—	—	(991)	(991)

Balances, March 31, 2008	24,919,301	$—	$23,846	$(6,095)	$17,751

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(991)	$(1,100)
Adjustments to reconcile net loss to operating cash flow:
Depreciation and amortization	533	287
Allowance for doubtful accounts receivable	86	16
Inventory obsolesence	123	—
Amortization of deferred financing costs	4	—
Accrued interest expense added to note payable	79	—
Accrued interest income added to note receivable	(2)	—
Share based compensation and other share based payments	266	250
Deferred income tax benefit	(586)	(709)
Changes in:
Accounts receivable	97	1,594
Unbilled revenue	(369)	—
Inventory	96	(45)
Prepaid expenses and other current assets	(240)	(146)
Accounts payable	1,317	(1,597)
Sales tax payable	(55)	(105)
Accrued expenses	(166)	353
Deferred revenue	11	—
Net cash provided by (used in) operating activities	203	(1,202)
Investing activities:
Promissory notes issued	(200)	—
Acquisition of property, software and equipment	(405)	(524)
Net cash used in investing activities	(605)	(524)
Financing activities:
Repayment of long-term debt and capital leases	(106)	(200)
(Repayments) borrowings on line of credit	(534)	570
Net cash (used in) provided by financing activities	(640)	370
Net change in cash and cash equivalents	(1,042)	(1,356)
Cash and cash equivalents at beginning of period	6,101	12,882
Cash and cash equivalents at end of period	$5,059	$11,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements

(in thousands, except share information)

NOTE A—Nature of Business

Basis of Presentation

The accompanying unaudited consolidated financial statements of Infologix, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2007 should be read in conjunction with these consolidated financial statements.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements include the accounts of InfoLogix, Inc. and its wholly-owned subsidiaries: InfoLogix Systems Corporation, OPT Acquisition, LLC, Embedded Technologies, LLC, and InfoLogix–DDMS, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of business

The Company provides mobile intelligence technology solutions by enabling real time data communications anywhere in an enterprise. The Company provides wireless network design, hardware, software and software implementation, consulting, system integration and network management solutions.

NOTE B—Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Many of the amounts and percentages presented have been rounded, and all amounts have 000’s omitted, except share and per share information.

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

Reclassifications

In 2007, the Company reclassified amounts billed to their customers for shipping and handling fees as revenue in accordance with EITF 00-10, Accounting  for Shipping and Handling Fees and Costs. The EITF requires that all amounts billed to a customer in a sale transaction related to shipping and handling represents revenues earned for the goods provided and should be classified as revenue.  Reclassifications have been made to all prior period financial statements to conform to the current year presentation as more fully described in Note M.

NOTE C—Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007.  SFAS 159 provided entities with a one-time election to apply the fair-value option to existing eligible assets and liabilities. The one-time election date for the Company was January 1, 2008. The Company has not elected the fair value option for any of its existing eligible assets or liabilities. In the future, the Company may elect the fair value option for eligible assets and liabilities upon certain events as discussed in SFAS 159.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE C—Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company does not presently have any assets or liabilities that are to be measured at their fair value on either a recurring or nonrecurring basis.

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

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its results of operations and financial condition.

NOTE D—Inventory

Inventory consists of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)

Finished goods	$2,266	$2,373
Work in progress	22	11
Less: allowance for slow moving and obsolete inventory	(608)	(485)
Total Inventory	$1,680	$1,899

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE E—Secured Promissory Notes Receivable

On February 8, 2008, the Company made a $150 secured loan to an entity that it is presently evaluating as an acquisition candidate, for which it received a Secured Promissory Note bearing interest at 12% per annum, payable on a monthly basis commencing March 1, 2008. Prior to June 1, 2008 the amount of any interest accrued and payable is to be paid in-kind and added to the principal amount of the note. The outstanding principal balance of the note plus accrued and unpaid interest will be applied to and set-off against amounts due to the target company in connection with the proposed acquisition if the acquisition is consummated.  If the acquisition is not consummated, the note matures on May 1, 2009.  The Company recorded interest income of $2 on this note during the three months ended March 31, 2008.

On March 30, 2008, the Company made a $50 secured loan to an entity that it is presently evaluating as an acquisition candidate. On April 1, 2008, the Company received a Secured Promissory Note bearing interest at 12% per annum, payable on a monthly basis commencing May 1, 2008. The amount of any interest accrued and payable is to be paid-in-kind and added to the principal amount of the note. The note is due and payable at the earlier of: i) October 1, 2008 or ii) 30 days after negotiations between the parties cease. Upon the consummation of the acquisition of the entity’s business assets, the outstanding principal balance of the note plus accrued and unpaid interest will be applied to and set-off against amounts due in connection with the acquisition. As security for the note, the Company holds a security interest in substantially all of the assets of the entity.

NOTE F—Customer and Vendor Concentrations

For the three months ended March 31, 2008 and 2007, the Company had sales to a significant customer as follows:

	Three Months Ended March 31,
	2008	2007

Customer A	13.0%	17.1%

For the three months ended March 31, 2008 and 2007, the Company had significant vendors providing hardware as follows:

	Three Months Ended March 31,
	2008	2007

Vendor A	27.7%	33.9%
Vendor B	14.9%	—
Vendor C	11.5%	—

NOTE G—Debt

In May 2008, the Company entered into a loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”). Under the terms of the agreement, Hercules provided the Company with up to $12,500 in a revolving line of credit and up to $12,500 in term loans. On May 2, 2008, the Company was advanced $9,000 from the term loan and $4,000 from the revolving line of credit to pay off the Company’s existing senior bank debt, and $3,500 from the revolving line of credit to be used for general working capital. The Company expects to use up to $3,500 from the remaining availability under the term loans and the remaining $5,000 from the revolving line of credit, to the extent available, to finance working capital and for general corporate purposes including permitted acquisitions. The loans are collateralized by all of the tangible and intangible assets owned or subsequently acquired by the Company and the equity interests in each of the subsidiaries of InfoLogix, Inc. The agreement contains certain financial covenants, which must be complied with, including: minimum trailing twelve month EBITDA (“TTM EBITDA”) and maximum total debt divided by TTM EBITDA.

The revolving line of credit matures on November 1, 2009 and bears interest at the greater of the prime rate plus 2.5% or 8.5%; reducing to the greater of the prime rate plus 1.5% or 7.5% when total debt divided by TTM EBITDA is 3:1 or less. The term loans mature on May 1, 2012 and bear interest at the greater of the prime rate plus 4.5% or 10.5%. The term loans are interest-only for the first nine months and then must be repaid monthly based on the following principal repayment schedule thereafter: February 2, 2009 to May 1, 2009 – 5%; June 1, 2009 to May 1, 2010 – 15%; June 1, 2010 to May 1, 2011 – 25% and June 1, 2011 to the maturity date – 55%.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE G—Debt (continued)

Under the agreement, Hercules is also entitled to a yield enhancement fee, which will be the larger of 5.0% of the term loan commitment amount or 3.0% of the amount by which the Company’s market capitalization exceeds $100,000 based on a trailing 30 day average prior to date of payment.  The yield enhancement fee is payable at any time within 20 days of demand by Hercules, provided that Hercules may not make such demand prior to November 1, 2009.

NOTE H—Related Party Transactions

Support services

In 2004, the Company entered into an agreement with an entity owned by a stockholder and former officer of the Company whereby that entity provides extended warranties and technical support services to certain customers of the Company. Under the agreement, the Company was charged $397 and $292 for the three months ended March 31, 2008 and 2007, respectively. The Company made payments under this agreement of $312 for the three months ended March 31, 2007. The Company did not make any payments under this agreement for the three months ended March 31, 2008.  In May 2006, the Company entered into another agreement with this stockholder’s company to provide the Company with consulting services with respect to software development. Payments under this agreement were $130 for the three months ended March 31, 2007. The Company did not make any payments under this agreement for the three months ended March 31, 2008.  Pursuant to the terms of the two agreements, the Company has a minimum annual commitment to purchase services of $1,500 per year through 2011.

Professional Recruiting Services

The Company maintains a business relationship with Gulian & Associates, which is owned by the wife of David T. Gulian, the President and Chief Executive Officer and director and stockholder of the Company.  Under the terms of the arrangement, Gulian & Associates provides the Company with retainer-based professional recruiting services on a non-exclusive basis.  Gulian & Associates is paid a success fee of 20% of a newly hired person’s annual base salary for employees it introduces to the Company.  One-third of the fee is invoiced at the time the hiring request is made.  The remainder is invoiced only upon successful placement of a candidate into the role. During the three months ended March 31, 2008 and 2007, the Company paid Gulian & Associates approximately $29 and $35 respectively in success fees.

NOTE I—Commitments and Contingencies

Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Letter of Credit

At March 31, 2008, the Company had contingent liabilities under letters of credit of $350.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE J—INCOME TAXES

The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income.  Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not.  This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the operating loss carryforwards.  To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.  We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required.

For the three months ended March 31, 2008 and 2007, the Company recorded an income tax benefit amounting to $559 and $709 related to the net operating loss incurred during those periods. The Company believes it is more likely than not that the deferred tax asset will be realizable as the result of achieving taxable income in the applicable periods prior to related expiration dates. As of March 31, 2008, the Company has net operating losses of approximately $4,951 which will be available to offset future taxable income. Included in the net operating losses are losses of $65 generated by New Age Translation, Inc. which are subject to restrictions under Internal Revenue Code Section 382, due to change in ownership in that entity. Therefore, the Company has recorded a valuation allowance against the net operating losses generated by New Age Translation, Inc. If not used, the net operating losses will expire beginning after 2024. The Company’s state net operating losses will also be subject to expiration in varying years starting in 2013 through 2027.

NOTE K—2008 Employee Stock Purchase Plan

On January 1, 2008, the Company established the 2008 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to provide the Company’s employees the opportunity to purchase common stock through accumulated payroll deductions. The ESPP will be administered by the Board or a committee of members established by the Board. The Company has reserved 1,000,000 shares for use in the ESPP. The purchase price of the common stock will be at an amount equal to 85% of the fair market value of a share of common stock on the enrollment date or the exercise date, whichever is lower. The ESPP will be implemented by consecutive three month offering periods commencing on the first trading day of each calendar quarter. An eligible employee may become a participant in the ESPP by completing a subscription agreement authorizing payroll deductions not to exceed 10% of the employee’s compensation. These payroll deductions commence on the first payroll following the enrollment date and end on the last payroll in the offering period.

On the enrollment date of each offering period, each eligible participating employee will be granted an option to purchase on the exercise date of such offering period up to a number of shares of the common stock determined by dividing the Employee’s payroll deductions accumulated prior to such exercise date by the applicable purchase price. Employees are not permitted to purchase more than 2,500 shares during each offering period. The option for the purchase of shares will be exercised automatically on the exercise date, and the maximum number of full shares subject to the option will be purchased for such participant at the applicable purchase price with the accumulated payroll deductions in his or her account.  The Company did not issue any shares in connection with the ESPP during the initial offering period, pending final closing calculations subsequent to March 31, 2008.

NOTE L—Stock based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, under the modified prospective method which requires that stock based compensation transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for stock-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For the three months ended March 31, 2008 and 2007, the recognized compensation cost for stock options and warrants granted to employees was $248 and $250, respectively. In addition, the Company recorded an income tax benefit of $98 and $99, respectively, related to the granting of the nonqualified options and warrants.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE M—Reclassifications

The Company reclassified shipping and handling revenue as originally reported for the three months ended March 31, 2007 in the amount of $296.  Prior to the reclassification, shipping and handling revenue had been netted with freight expense in the selling, general and administration expense section of the Unaudited Consolidated Statements of Operations.  These amounts were reclassified to sales revenue and the matching shipping costs were reclassified to cost of sales.

The following table summarizes the changes to originally reported amounts and subtotals in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2007:

	As Originally Reported	As Reclassifed

Revenues	$12,878	$13,174
Cost of revenues	9,537	9,833
Gross profit (not reclassifed, for presentation only)	3,341	3,341
Selling, general and adminstrative expenses	5,177	5,177
Operating loss (not reclassified, for presentation only)	(1,836)	(1,836)
Interest income, net of interest expense (not reclassified, for presentation only)	27	27
Loss before income tax benefit (not reclassified, for presentation only)	$(1,809)	$(1,809)

The Company’s shipping and handling revenue totaled $372 for the three months ended March 31, 2008.

NOTE N—Subsequent Events

Acquisition of Assets of Delta Health Systems, Inc.

On May 2, 2008, the Company, through its wholly-owned subsidiary InfoLogix Systems Corporation, acquired substantially all of the assets of Delta Health Systems, Inc. (“Delta”) pursuant to an asset purchase agreement.  The assets acquired relate to Delta’s business of providing strategic cost management consulting services and web-based management data collection and work-flow analytics to the healthcare industry, and included cash, accounts receivables, the rights to existing relationships with customers, vendors and partners, certain tangible personal property and certain intangible rights and property.  The Company assumed certain liabilities related to customer contracts and related accrued expenses.

The purchase price paid by the Company consisted of $1,500 in cash. The Company and Delta also entered into an Earn-out Agreement pursuant to which Delta is eligible to earn additional consideration in respect of the two years (each year, an “Earn Out Period”) after the closing of the transaction.  Delta can earn up to $500 in the first Earn Out Period and up to $500 in the second Earn Out Period upon achievement of gross revenue targets described in the Earn Out Agreement.  The additional cash consideration will not be accounted for by the Company until such time as the consideration, if any, is earned pursuant to the terms of the Earn Out Agreement.  At the end of the two year period, if Delta has not already earned the $1,000 of additional consideration in respect of the two Earn Out Periods, Delta may earn an amount equal to the $1,000 of additional consideration less any amounts paid in respect of the two Earn Out Periods upon the achievement of certain cumulative financial milestones.  At the point the consideration is earned, the Company will record the cash paid as an adjustment to the purchase price. The acquisition will be accounted for under SFAS 141 “Business Combinations” (“SFAS 141”) and results will be included in the statement of operations from May 2, 2008.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our financial condition and results of operations.  This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report and our annual report filed with the U.S. Securities and Exchange Commission on Form 10-K.  Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all amounts have 000’s omitted for clarity.

Overview and Outlook

InfoLogix is a provider of enterprise mobility and radio frequency identification (RFID) solutions. We provide solutions to our customers by utilizing a combination of products and services, including consulting, application software, managed services, mobile workstations and devices, and wireless infrastructure. Our solutions are designed to allow the real time usage of data throughout a customer’s enterprise in order to enhance workflow, improve customer service, increase revenue and reduce costs.  We sell wireless communication and computing devices, including mobile workstations that connect to a customer’s wireless network so that information can be accessed from any location within the enterprise.  We also implement customized software applications and provide RFID technology, a data-exchange method using transponders that store and remotely send or retrieve information, to enable the transmission and processing of that information between the customer’s information system and its wireless communication and computing devices.  We also offer professional services that support and complement a customer’s wireless computing systems, including consulting, managed services, training, engineering, technical support, and network monitoring.

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

Characteristics of our revenue and expenses

We generate revenue through the resale of wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products.  Sales revenue on product is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. We also generate revenue from the sale of extended warranties on certain components. Revenue from the sale of component warranties is recognized upon execution of the warranty agreement. There is no associated warranty risk as we have contracted with a third party to fully assume all risks and obligations. We also generate revenue from professional services on either a fixed fee or time and expense basis. Revenue from our professional consulting services is recognized on a time and expense basis at the time the service is delivered and the expenses are incurred. Revenue from the sale of our proprietary learning technologies and any professional consulting or engineering services provided on a fixed-fee basis is recognized according to a proportionate performance method of revenue recognition.

Payments received in advance of services performed are recorded as deferred revenue. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenue recognized in excess of amounts billed and project cost is included in unbilled revenue on our balance sheet.

Cost of revenue consists of all expenses that are directly attributable to the costs associated with the purchase, for resale, of wireless and mobile hardware and systems, including computers, peripherals, and related products. Fluctuations in our gross margin may occur due to changes in our ability to obtain discounts on product sales or our ability to negotiate higher margins on sales contracts with large customers. Cost of sales also consists of the direct costs associated with those employees or sub-contractors that perform our professional consulting services on behalf of our customers.

Selling expenses primarily consist of the salaries, benefits, travel and other costs of our regional and national account sales representatives, sales management and business development expenses. General and administrative expenses primarily consist of the costs attributable to the support of our operations, such as: costs related to information systems, salaries, expenses and office space costs for executive management, inside sales and customer support, warehousing, technical support, financial accounting, purchasing, depreciation, amortization, administrative and human resources personnel, insurance, recruiting fees, legal, accounting and other professional services.

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

Accounts receivable

We grant credit, generally without collateral, to our customers, which are primarily in the healthcare and commercial markets. Consequently, we are subject to potential credit risk related to changes in economic conditions within those markets. However, we believe that our billing and collection policies are adequate to minimize the potential credit risk.

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

Results of Operations

Results of operations expressed as a percentage of revenues were as follows:

	Three Months Ended March 31,
	2008	2007

Revenues	100.0%	100.0%
Cost of revenues	73.9%	74.6%
Gross profit	26.1%	25.4%
Selling, general and adminstrative expenses	31.6%	39.3%
Operating loss	(5.5)%	(13.9)%
Interest expense	(1.2)%	(1.0)%
Interest income	0.2%	1.2%
Loss before income tax benefits	(6.5)%	(13.7)%
Income tax benefit	2.3%	5.4%
Net loss	(4.2)%	(8.3)%

Three Months ended March 31, 2008 compared with the Three Months ended March 31, 2007

Revenues were $23,786 for the three months ended March 31, 2008, compared to $13,174 for the three months ended March 31, 2007, an increase of $10,612 or 80.6%. The increase in revenue was due to the expansion of our solution-oriented sales staff and their results of increasing mobile point-of-care solutions in healthcare, sales of wireless infrastructure, and the expansion of professional services across our organization, including revenue contributed through the acquisition of Healthcare Informatics Associates, Inc. (“HIA”).  The revenue associated with HIA totaled $3,872 for the three months ended March 31, 2008.

Our cost of revenues was $17,581 for the three months ended March 31, 2008, compared to $9,833 for the three months ended March 31, 2007, an increase of $7,748 or 78.8%. The increase in our cost of revenues was the result of higher sales of wireless infrastructure, mobile point-of-care workstations, and expanded professional services. Our gross profit was $6,205 for the three months ended March 31, 2008, compared to $3,341 for the three months ended March 31, 2007, an increase of $2,864 or 85.7%, resulting in a gross margin of 26.1% at March 31, 2008, up from 25.4% at March 31, 2007. The increase in our gross margin is the result of increased sales of our more profitable professional and consulting services related to our mobile solutions and software implementation services, partially offset by an increase in sales of lower margin third-party hardware.

Our selling, general and administrative expenses were $7,517 for the three months ended March 31, 2008, compared with $5,177 for the three months ended March 31, 2007, an increase of $2,340, or 45.2%.  Selling expenses were $3,250 for the three months ended March 31, 2008, compared with $2,144 for the three months ended March 31, 2007, an increase of $1,106, or 51.6%. The increase in our selling expenses for the comparable periods was primarily attributable to an increase in wages related to the expanded sales staff hired in 2007, and sales support related costs attributable to HIA during the three months ended March 31, 2008.  General and administrative expenses were $4,267 for the three months ended March 31, 2008, compared with $3,033 for the three months ended March 31, 2007, an increase of $1,234, or 40.7%.  The increase in our general and administrative expenses for the comparable periods was primarily attributable to an increase in amortization expenses related to acquisitions, an increase in salary expenses related to the addition of key members of our management and professional services staff hired in 2007; and an increase in professional fees related to legal, accounting and Sarbanes-Oxley compliance.

Our interest expense, which is derived from our credit line, term loan and stockholders’ loans was $286 for the three months ended March 31, 2008, compared to approximately $131 for the three months ended March 31, 2007, an increase of $155 or 118.3%. The increase in interest expense is a result of higher amounts outstanding under our asset-based line of credit facility, term loans and notes payable issued in connection with our 2007 acquisitions. Our interest income was $48 for the three months ended March 31, 2008, compared to $158 for the three months ended March 31, 2007, a decrease of $110 or 69.6%. The decrease in interest income is primarily the result of a lower average cash balance during the three months ended March 31, 2008 when compared to the same period of 2007.

Our depreciation and amortization expense increased to $533 for the three months ended March 31, 2008 from $287 for the three months ended March 31, 2007, an increase of $246 or 85.7% as the result of a greater number of demonstration units deployed to our expanded sales force and amortization expense related to our recent acquisitions of intangible assets from AMTSystems and HIA.

Our net loss was $991 for the three months ended March 31, 2008 compared with a net loss of $1,100 for the three months ended March 31, 2007, a decrease of $109 or 9.9%. Our net loss decreased primarily due to higher revenue, improved gross margins, and improvements in our selling, general and administrative expenses as a percentage of revenue.

As of March 31, 2008, we had net operating losses (“NOLs”) of approximately $4,951, which will be available to offset future taxable income. Our NOLs include losses of $65 generated by New Age Translation, Inc., the predecessor to InfoLogix, Inc., which are subject to restrictions under Internal Revenue Code Section 382, due to the change in ownership in that entity. Therefore, we have recorded a valuation allowance against the net operating losses generated by New Age Translation, Inc. If not used, the NOL’s will expire beginning in the year 2024. Our state NOL’s will also be subject to expiration in varying years starting in 2013 through 2027.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $5,059, compared to $6,101 at December 31, 2007.  We have used, and plan to use, our cash for general corporate purposes, including working capital as well as acquisitions. We have funded our growth primarily through the private sale of equity securities and through long term debt and working capital.  At March 31, 2008, our total liabilities were $30,767 and were comprised mostly of term debt and borrowings outstanding under our credit line, and outstanding accounts payable.  In May 2008, we obtained a new senior credit facility that consists of a revolving line of credit and term loans, and repaid our previous senior credit facility.  For a description of our new credit facility, see “Line of Credit and Term Loan.”  Net cash provided by operating activities for the three months ended March 31, 2008 was $203, primarily the result of increased accounts payables. Net cash used in investing activities was $605 for the three months ended March 31, 2008, primarily used to acquire demonstration equipment, office equipment, third-party software and loans to potential acquisition targets.  Net cash used in financing activities was $640 for the three months ended March 31, 2008, primarily due to the net decrease in borrowings under our asset-based line of credit, the principal payments for our notes payable and capital leases.

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

Line of Credit and Term Loan

On May 1, 2008, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (the “Lender”).  The agreement provides us with a revolving credit facility with a maximum commitment of up to $12,500 and a term loan facility of up to $12,500, subject to certain limitations on the revolving line of credit.  On May 2, 2008, the Company had availability of up to $10,000 under the revolving line of credit, and borrowed $9,000 under the term loan facility and $7,500 under the revolving credit facility.  The proceeds of the loans were used, in part, to refinance the Company’s indebtedness owing to Sovereign Bank under a Loan and Security Agreement that was entered into in March 2006 and terminated on May 2, 2008.  Future borrowings under the new agreement may be used for permitted acquisitions and for general corporate and working capital purposes.  After giving effect to the borrowings under the term loan facility and the revolving credit facility and the repayment of indebtedness owing to Sovereign Bank, we had $20,800 of indebtedness outstanding and $6,000 of available borrowing capacity under the credit facilities.

The maximum availability under the revolving credit facility will increase from $10,000 to $12,500 after our three month consolidated EBITDA exceeds $1,500.  The amount of the commitment that is available to be borrowed under the revolving credit facility is limited to the lesser of the maximum commitment at such time and 85% of our eligible accounts.  Until our three month consolidated EBITDA exceeds $1,500, the borrowings under the revolving credit facility may not exceed 85% of our eligible accounts minus $2,500.  At any time before January 1, 2009, the Company has the option to request additional term loans in minimum increments of $100 up to an aggregate maximum amount of $3,500 provided that it can demonstrate pro forma compliance with the financial covenants contained in the agreement.

The term loan bears interest at an annual rate equal to the greater of 10.5% or the prime rate plus 4.5%.  Borrowings under the revolving credit facility bear interest based on our leverage.  If our leverage ratio is equal to or greater than 3.00 to 1.00, the interest rate for revolving loans will be the greater of 8.5% or the prime rate plus 2.5%.  If our leverage ratio is less than 3.00 to 1.00, the interest rate for revolving loans will be the greater of 7.5% or the prime rate plus 1.5%.  Interest is payable on the first business day of each month commencing June 1, 2008.  In the event that any payment is not timely made, a late fee equal to 5% of the past due amount is payable on the demand of the Lender.  Upon the occurrence and during the continuance of an event of default, all amounts then owing to the Lender under the agreement and the other loan documents will bear interest at the then current rate plus 3%.

The term loan matures on May 1, 2012.  The principal amount of the term loan is required to be repaid in installments on the first business day of each calendar month commencing on January 1, 2009 and continuing through the maturity date.  In addition, the Company is required to apply 25% of its excess cash flow, as defined by the agreement, toward prepayments of the term loan.  Voluntary prepayments of the term loan are subject to a prepayment charge equal to a percentage of the term loan being prepaid.  Revolving loans mature on November 1, 2009.

Upon the earliest to occur of (i) demand from the Lender at any time between November 1, 2009 and May 1, 2012, (ii) the acceleration of our obligations under the agreement, (iii) the term loan maturity date, and (iv) prepayment in full of our obligations under the agreement, we will be required to pay to the Lender an amount equal to the greater, as of such date of determination, of (x) $625, and (y) an amount equal to 3.0% of the amount by which our market capitalization exceeds $100,000.  Our obligations under the agreement are secured by all of our personal property, including all of the equity interests of the borrowers in their respective subsidiaries.

The agreement contains various affirmative and negative covenants, including covenants that restrict our ability to incur indebtedness, make investments, make payments in respect of its capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions.  The agreement also requires us to maintain a minimum consolidated EBITDA measured on a twelve month rolling basis as of the last day of each month during the period from May 2008 through December 2008, a minimum consolidated EBITDA measured on a rolling four quarter basis as of the last day of each quarter commencing with the quarter ending March 31, 2009, a maximum leverage ratio measured as of the end of any fiscal quarter.  Upon an event of default under the agreement the Lender may opt to accelerate and demand payment of all or any part of our obligations under the agreement.

Significant Contractual Obligations

As of March 31, 2008, our significant contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$7,451	$740	$6,503	$208	—
Capital lease obligations	200	126	74	—	—
Operating lease obligations	1,391	511	720	161	—
Vendor obligations	5,625	1,500	3,000	1,125	—

As a result of entering into the Loan and Security Agreement, on May 2, 2008 as discussed above, our significant contractual long-term debt obligations have changed. Our significant contractual long-term debt obligations are now as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$13,749	$522	$8,073	$5,154

Inflation

To date, the effects of inflation on our financial results have not been significant; however, we cannot be certain that inflation will not affect us materially in the future.

Off Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

New Accounting Standards

Several new accounting standards have been issued and are being evaluated. None of these standards are expected to have a material impact on our financial position, results of operations, or liquidity.

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

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. We are unable at this time to determine the effect that its adoption of SFAS 160 will have on our results of operations and financial condition.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.  Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

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

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, current expectations, forecasts, and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We do not undertake any obligation to update any forward-looking statements or other information contained herein, except as required by federal securities laws.  You should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved.  We have disclosed important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and elsewhere in this report.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

The fair value of our cash and short-term investment portfolio at March 31, 2008, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our investment portfolio is not material.

The carrying value of our long-term debt at March 31, 2008 approximates its fair value. Our long-term debt was set at our former senior lender’s prime rate (5.25%) plus 1.0% to 1.5% at March 31, 2008. We have subsequently paid off this loan and have entered into new long-term senior debt financing. The interest rate for this debt is set at the higher of 10.5% or 4.5% over the then current prime interest rate.  Under our new facility and based on amounts outstanding as of May 12, 2008, an increase in market rates of interest would have to change by greater than 1.0% to have an impact on our annual interest expense. An increase in the prime rate of 1.25% would increase our annual interest expense by approximately $20 thousand, and a decrease in market interest rates by 1.25% would not have any effect on our annual interest expense.

The balance of our other long term liabilities consists of two notes, bearing interest at fixed rates of 7.84% per annum and 9.0% per annum, issued in connection with acquisitions that took place during 2007. A change in interest rates would not have any effect on our annual interest expense for this debt.

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

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings

In the normal course of business, we have become and might in the future become involved in legal actions relating to our business. In management’s opinion, the resolution of any such pending legal actions is not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2008 we issued 10,000 shares of our common stock to Alliance Advisors, Inc. in exchange for investor relations services, which was valued at $18,400. The shares of common stock were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

(*)	Filed herewith.
(+)	Furnished herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on May 14, 2008.

INFOLOGIX, INC.

By:	/s/ David T. Gulian
David T. Gulian
President and Chief Executive Officer

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and Principal Accounting Officer