Form 10-Q
period 2008-06-30
InfoLogix Inc
filed 2008-08-14
CIK 1315320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at August 13, 2008
Common Stock, $0.00001 par value per share	25,476,856 Shares

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

INFOLOGIX, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Currents assets:
Cash and cash equivalents	$5,039	$6,101
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $393 and $409 as of June 30, 2008 and December 31, 2007, respectively)	19,556	20,301
Unbilled revenue	1,375	1,052
Inventory, net	2,067	1,899
Prepaid expenses and other current assets	1,123	603
Promissory notes receivable	50	—
Deferred tax assets - current	520	451

Total current assets	29,730	30,407
Property and equipment, net	1,791	1,247
Intangible assets, net	9,718	8,362
Goodwill	8,079	5,668
Deferred tax assets - long-term	3,821	2,956
Deferred financing costs	1,838	57

Total assets	$54,977	$48,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,762	$8,650
Line of credit	9,982	9,959
Current portion of notes payable	636	627
Current portion of capital lease obligations	103	139
Sales tax payable	297	299
Accrued expenses	4,238	3,560
Deferred revenue	178	75

Total current liabilities	23,196	23,309
Notes payable, net of current maturities	12,528	6,818
Capital lease obligations, net of current maturities	62	94
Other long term liabilities	625	—

Total liabilities	36,411	30,221

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.00001; authorized 100,000,000 shares; issued and outstanding 25,451,256 shares and 24,909,301 shares at June 30, 2008 and December 31, 2007, respectively	—	—
Additional paid in capital	25,203	23,580
Accumulated deficit	(6,637)	(5,104)

Total stockholders’ equity	18,566	18,476

Total liabilities and stockholders’ equity	$54,977	$48,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$26,347	$21,812	$50,134	$34,986
Cost of revenues	19,059	16,158	36,641	25,991

Gross profit	7,288	5,654	13,493	8,995
Selling, general and adminstrative expenses	7,858	6,197	15,375	11,375

Operating loss	(570)	(543)	(1,882)	(2,380)
Interest expense	(373)	(179)	(660)	(310)
Interest income	32	134	79	292

Loss before income tax benefits	(911)	(588)	(2,463)	(2,398)
Income tax benefit	371	221	930	930

Net loss	$(540)	$(367)	$(1,533)	$(1,468)

Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Weighted average shares outstanding - basic and diluted	25,193,700	24,039,991	25,056,071	23,817,827

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2007	24,909,301	$—	$23,580	$(5,104)	$18,476
Stock-based compensation	—	—	524	—	524
Common stock issued to advisor	20,000	—	38	—	38
Common stock issued - employee stock purchase plan	21,955	—	31	—	31
Common stock issued - Aware purchase	500,000	—	1,030	—	1,030
Net loss	—	—	—	(1,533)	(1,533)
Balances, June 30, 2008	25,451,256	$—	$25,203	$(6,637)	$18,566

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2008	2007

Operating activities:
Net loss	$(1,533)	$(1,468)
Adjustments to reconcile net loss to operating cash flow:
Depreciation and amortization	1,184	711
Allowance for doubtful accounts receivable	(16)	45
Loss on sale of property and equipment, net	3	10
Inventory obsolesence	63	215
Amortization of deferred financing costs	192	—
Accrued interest expense added to note payable	158	—
Accrued interest income added to note receivable	(5)	—
Share based compensation and other share based payments	562	500
Deferred income tax benefit	(934)	(930)
Changes in:
Accounts and other receivables	1,152	(2,474)
Unbilled revenue	(323)	—
Inventory	(231)	(296)
Prepaid expenses and other current assets	(502)	43
Accounts payable	(1,175)	2,281
Sales tax payable	(2)	(28)
Accrued expenses	530	945
Deferred revenue	103	—
Net cash used in operating activities	(774)	(446)

Investing activities:
Acquisitions, net of cash acquired	(2,975)	(500)
Acquisition of property, software and equipment	(1,339)	(974)
Disposal of property and equipment	27	—
Promissory notes issued	(200)	—
Net cash used in investing activities	(4,487)	(1,474)

Financing activities:
Payments received from employee stock purchase plan	31	—
Payment of deferred financing costs	(1,348)	—
Issuance of Hercules note payable	9,000	—
Issuance of Herules line of credit	7,500	—
Final repayment of Sovereign notes payable	(3,292)	—
Final repayment of Sovereign line of credit	(9,334)	—
Repayment of long-term debt and capital leases	(214)	(434)
(Repayments) borrowings on line of credit	1,856	12
Net cash provided by (used in) financing activities	4,199	(422)

Net change in cash and cash equivalents	(1,062)	(2,342)

Cash and cash equivalents at beginning of period	6,101	12,882

Cash and cash equivalents at end of period	$5,039	$10,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements

(in thousands, except share information)

NOTE A—Nature of Business

Basis of Presentation

The accompanying unaudited consolidated financial statements of InfoLogix, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2007 should be read in conjunction with these consolidated financial statements.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Reclassifications

In 2007, the Company reclassified amounts billed to its customers for shipping and handling fees as revenue in accordance with EITF 00-10, Accounting  for Shipping and Handling Fees and Costs. The EITF requires that all amounts billed to a customer in a sale transaction related to shipping and handling represents revenues earned for the goods provided and should be classified as revenue.  Reclassifications have been made to all prior period financial statements to conform to the current year presentation as more fully described in Note O.

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

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE C—Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 effective January 1, 2008 did not have a material impact on the Company’s financial statements. The Company does not presently have any assets or liabilities that are to be measured at their fair value on either a recurring or nonrecurring basis.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (SFAS 141(R)). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  The Company is in the process of evaluating the impact of this pronouncement on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its results of operations and financial condition.

NOTE D—Inventory

Inventory consists of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)

Finished goods	$2,608	$2,373
Work in progress	7	11
Less: allowance for slow moving and obsolete inventory	(548)	(485)

Total inventory, net	$2,067	$1,899

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE E—Secured Promissory Notes Receivable

On February 8, 2008, the Company made a $150 secured loan to Aware Interweave, Inc. (“Aware”), for which it received a Secured Promissory Note bearing interest at 12% per annum, payable on a monthly basis commencing March 1, 2008. The outstanding principal balance of the note plus accrued and unpaid interest were applied to and set-off against amounts due to Aware in connection with its acquisition by the Company as discussed in Note I. The Company recorded interest income of $3 and $5 on this note during the three and six months ended June 30, 2008, respectively.

On March 30, 2008, the Company made a $50 secured loan to an entity that it had been evaluating as an acquisition candidate. On April 1, 2008, the Company received a Secured Promissory Note bearing interest at 12% per annum, payable on a monthly basis commencing May 1, 2008. The amount of any interest accrued and payable is to be paid-in-kind and added to the principal amount of the note. The note is due and payable at the earlier of: i) October 1, 2008 or ii) 30 days after negotiations between the parties cease. Negotiations ceased between the parties on June 26, 2008. As security for the note, the Company holds a security interest in substantially all of the assets of the entity.

NOTE F—Customer and Vendor Concentrations

For the three and six months ended June 30, 2008 and 2007, the Company had sales to significant customers as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Customer A	13.1%	12.0%	13.0%	13.9%
Customer B	—	18.5%	—	15.0%

For the three and six months ended June 30, 2008 and 2007, purchases from the Company’s significant vendor are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Vendor A	20.7%	37.1%	23.9%	35.8%

NOTE G—Debt

In May 2008, the Company entered into a loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”). Under the terms of the agreement, Hercules provided the Company with up to $12,500 in a revolving line of credit and up to $12,500 in term loans. On May 2, 2008, the Company was advanced $9,000 from the term loan and $7,500 from the revolving line of credit ($4,000 to pay off the Company’s existing senior bank debt, and $3,500 to be used for general working capital). The Company expects to use the remaining availability under the term loans and the revolving line of credit to finance working capital and for general corporate purposes including permitted acquisitions. The loans are collateralized by all of the tangible and intangible assets owned or subsequently acquired by the Company and the equity interests in each of the subsidiaries of InfoLogix, Inc. The agreement contains certain financial covenants, which must be complied with, including: minimum trailing twelve month EBITDA (“TTM EBITDA”) and maximum total debt divided by TTM EBITDA.

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

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE G—Debt (continued)

Upon the earliest to occur of (i) demand from Hercules at any time between November 1, 2009 and May 1, 2012, (ii) the acceleration of the Company’s obligations under the agreement, (iii) the term loan maturity date, and (iv) prepayment in full of its obligations under the agreement, the Company will be required to pay to Hercules an amount equal to the greater, as of such date of determination, of (x) $625, and (y) an amount equal to 3.0% of the amount by which our market capitalization exceeds $100,000.

Notes payable

Notes payable, except for capital lease obligations, consist of the following:

	June 30, 2008	December 31, 2007
Note payable, bank, principal payable $42 monthly over thirty-five months commencing March 2006. Interest was payable monthly at the prime rate plus 1.0%. The note was paid in full May 2008	$0	$708

Note payable, bank, principal payable $28 monthly over thirty-five months commencing December 2006. Interest was payable monthly at the prime rate plus 1.0%. The note was paid in full May 2008	0	694
Convertible note payable pursuant to the asset purchase agreement with Healthcare Informatics Associates, Inc. Principal and interest payable at 9.0% is due September 30, 2010	3,736	3,579
Amounts payable pursuant to the asset purchase agreement with AMT Systems, Inc. in monthly installments of $9 interest included, at a rate of 7.84%, maturing May 31, 2013	428	463

Note payable, bank, principal payable $113 monthly over sixteen months commencing February 2009, payable $187,500 over twelve months, commencing June 2010, payable $412,500 over twelve months commencing June 2011.	9,000
Note payable, bank, principal payable $55,556 monthly over thirty-six months commencing March 2008; interest payable monthly , at prime rate plus 1.5% (8.75% at December 31, 2007), maturing March 16, 2011. The note was paid in full May 2008.	0	2,000

Total notes payable	13,164	7,444
Less: current maturities	636	627
Total notes and long-term liabilities	$12,528	$6,818

NOTE H—Acquisition of Assets of Delta Health Systems, Inc.

On May 2, 2008, the Company, through its wholly-owned subsidiary InfoLogix Systems Corporation, acquired substantially all of the assets and assumed certain liabilities of Delta Health Systems, Inc. (“Delta”) pursuant to an asset purchase agreement.  The assets acquired relate to Delta’s business of providing strategic cost management consulting services and web-based management data collection and work-flow analytics to the healthcare industry, and included cash, accounts receivables, the rights to existing relationships with customers, vendors and partners, certain tangible personal property and certain intangible rights and property.  The liabilities assumed related to customer contracts and accrued expenses.

The purchase price paid by the Company was $1,707, which consisted of $1,500 in cash and $207 in acquisition costs. The Company and Delta also entered into an Earn Out Agreement pursuant to which Delta is eligible to earn additional consideration in the subsequent two year period (each year, an “Earn Out Period”) after the closing of the transaction.  Delta can earn up to $500 in the first Earn Out Period and up to $500 in the second Earn Out Period upon achievement of gross revenue targets described in the Earn Out Agreement.  The additional cash consideration will not be accounted for by the Company until such time as the consideration, if any, is earned pursuant to the terms of the Earn Out Agreement.  At the end of the two year period, if Delta has not already earned the $1,000 of additional consideration in respect of each of the two Earn Out Periods, Delta may earn an amount equal to the $1,000 of additional consideration less any amounts previously paid in respect of the two Earn Out Periods upon the achievement of certain

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE H—Acquisition of Assets of Delta Health Systems, Inc. (continued)

cumulative financial milestones.  At the point the consideration is earned, the Company will record the cash paid as an adjustment to the purchase price. The acquisition was accounted for under SFAS 141 and results are included in the statement of operations from May 2, 2008.

The purchase price was allocated to the assets acquired and liabilities assumed on a preliminary basis based on their estimated fair values on the date of acquisition, as follows:

Assets acquired:
Accounts receivable	$150
Property and equipment	2
Goodwill	1,004
Customer relationships	601
Non-compete agreements	118
Trademarks/trade names	40

Total assets acquired	1,915

Liabilities assumed:
Current liabilities	208

Net assets acquired	$1,707

The customer relationships are being amortized on a straight-line basis over an eight year period; the average expected life for these customers. The non-compete agreements are amortized on a straight-line basis over a three year period, which corresponds with the expiration date of the non-compete provisions contained within the asset purchase agreement. Goodwill and the trademarks/trade names have indefinite lives and therefore are not amortized, however, they will be evaluated annually for impairment.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE I—Acquisition of Assets of Aware Interweave, Inc.

On May 16, 2008, the Company, through its wholly-owned subsidiary InfoLogix Systems Corporation, acquired substantially all of the operating assets and assumed certain liabilities of Aware Interweave, Inc. pursuant to an asset purchase agreement.  The assets acquired relate to Aware’s business of providing mobile solutions to a variety of industries including the healthcare and life sciences, and included cash, accounts receivable, the rights to existing relationships with customers, vendors and partners, certain tangible personal property and certain intangible rights and property.  The liabilities assumed consist of current accounts payable and accrued expenses.

The purchase price paid by the Company consisted of cash and shares of the Company’s common stock. The acquisition was accounted for under SFAS 141. The results of operations from the business acquired from Aware are included in the statement of operations beginning May 17, 2008. The total purchase price paid by the Company is as follows:

Cash paid, net of cash received	$1,318
Common stock issued	1,030
Acquisition costs	131
$2,479

The cash portion of the purchase price was partially set-off against the amounts due from Aware in connection with its Secured Promissory Note (See Note E). The parties deposited $30 into an escrow account to be used to fund any working capital adjustment payable under the asset purchase agreement.

At closing, the Company issued 500,000 shares of common stock, which was valued at $1,030 for accounting purposes. This value of the common stock was based on the average closing market price of the Company’s common stock from May 13, 2008 through May 21, 2008. The issuance of the shares of common stock was unregistered and the shares are initially subject to a two-year lockup. The Company has placed 105,820 shares of the common stock in an escrow account for a period of eighteen months as security for indemnification obligations under the asset purchase agreement.

The purchase price was allocated to the assets acquired and liabilities assumed on a preliminary basis based on their estimated fair values on the date of acquisition, as follows:

Assets acquired, excluding cash:
Accounts receivable	$241
Prepaid expenses	18
Property and equipment	11
Goodwill	1,406
Customer relationships	384
Software	500
Trademarks/trade names	17
Non-compete agreements	102

Total assets acquired	2,679

Liabilities assumed:
Current liabilities	200

Net assets acquired	$2,479

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE I—Acquisition of Assets of Aware Interweave, Inc. (continued)

The customer relationships are being amortized on a straight-line basis over a two year period, which corresponds with the expected life of the underlying customer contracts. Amortization of the software will not commence until such time as the software is available for sale. The non-compete agreements are amortized on a straight-line basis over a three year period, which corresponds with the expiration date of the non-compete provisions contained within the asset purchase agreement. Goodwill and the trademarks/trade names have indefinite lives and therefore are not amortized, however, they will be evaluated annually for impairment.

NOTE J—Related Party Transactions

Support services

In 2004, the Company entered into an agreement with an entity owned by a stockholder and former officer of the Company whereby that entity provides extended warranties and technical support services to certain customers of the Company. Under the agreement, the Company was charged $601 and $219 for the three months ended June 30, 2008 and 2007, respectively, and made payments under this agreement of $866 and $290 for the three months ended June 30, 2008 and 2007, respectively. The Company was charged $893 and $351 for the six months ended June 30, 2008 and 2007, respectively, and made payments under this agreement of $866 and $602 for the six months ended June 30, 2008 and 2007, respectively.

In May 2006, the Company entered into another agreement with this stockholder’s company to provide the Company with consulting services with respect to software development. Payments under this agreement were $565 for both the three and six months ended June 30, 2008 and $219 and $349 for the three and six months ended June 30, 2007, respectively.  Pursuant to the terms of the two agreements, the Company has a minimum annual commitment to purchase services of $1,500 per year through 2011.

Professional Recruiting Services

The Company maintains a business relationship with Gulian & Associates, which is owned by the wife of David T. Gulian, the President and Chief Executive Officer and a director and stockholder, of the Company.  Under the terms of the arrangement, Gulian & Associates provides the Company with retainer-based professional recruiting services on a non-exclusive basis.  Gulian & Associates is paid a fee of 20% of a newly hired person’s annual base salary for employees it introduces to the Company.  One-third of the fee is invoiced at the time the hiring request is made.  The remainder is invoiced only upon successful placement of a candidate into the role. During the three months ended June 30, 2008 and 2007, the Company paid Gulian & Associates approximately $56 and $11 respectively in fees. During the six months ended June 30, 2008 and 2007, the Company paid approximately $85 and $46, respectively, in fees.

NOTE K—Commitments and Contingencies

Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Letter of Credit

At June 30, 2008, the Company had contingent liabilities under letters of credit of $350.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE L—Income Taxes

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

For the three months ended June 30, 2008 and 2007, the Company recorded an income tax benefit amounting to $371 and $221 related to the net operating loss incurred during those periods. For the six months ended June 30, 2008 and 2007, the Company recorded an income tax benefit amounting to $930 and $930 related to the net operating loss incurred during those periods. The Company believes it is more likely than not that the deferred tax asset will be realizable as the result of achieving taxable income in the applicable periods prior to related expiration dates. As of June 30, 2008, the Company has net operating losses of approximately $5,786 which will be available to offset future taxable income. Included in the net operating losses are losses of $65 generated by New Age Translation, Inc. which are subject to restrictions under Internal Revenue Code Section 382, due to change in ownership in that entity. Therefore, the Company has recorded a valuation allowance against the net operating losses generated by New Age Translation, Inc. If not used, the net operating losses will expire beginning after 2024. The Company’s state net operating losses will also be subject to expiration in varying years starting in 2013 through 2027.

NOTE M—2008 Employee Stock Purchase Plan

On January 1, 2008, the Company established the 2008 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to provide the Company’s employees the opportunity to purchase common stock through accumulated payroll deductions. The ESPP is be administered by the Board. The Company has reserved 1,000,000 shares for use in the ESPP. The purchase price of the common stock is at an amount equal to 85% of the fair market value of a share of common stock on the enrollment date or the exercise date, whichever is lower. The ESPP has been consecutive three month offering periods commencing on the first trading day of each calendar quarter. An eligible employee may become a participant in the ESPP by completing a subscription agreement authorizing payroll deductions not to exceed 10% of the employee’s compensation. These payroll deductions commence on the first payroll following the enrollment date and end on the last payroll in the offering period.

On the enrollment date of each offering period, each eligible participating employee is granted an option to purchase on the exercise date of such offering period up to a number of shares of the common stock determined by dividing the Employee’s payroll deductions accumulated prior to such exercise date by the applicable purchase price. Employees are not permitted to purchase more than 2,500 shares during each offering period. The option for the purchase of shares is exercised automatically on the exercise date, and the maximum number of full shares subject to the option are purchased for such participant at the applicable purchase price with the accumulated payroll deductions in his or her account.  The Company issued 21,955 shares on April 1, 2008 and 25,600 shares on July 1, 2008 in connection with the ESPP for the first and second quarters of 2008, for which it received $31 and $39 in cash in the respective periods.

NOTE N—Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, under the modified prospective method which requires that stock based compensation transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for stock-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For the three months ended June 30, 2008 and 2007, the recognized compensation cost for stock options and warrants granted to employees was $276 and $250, respectively. In addition, for the three months ended June 30, 2008 and 2007, the Company recorded an income tax benefit of $109 and $99, respectively, related to the granting of the nonqualified options and warrants. For the six months ended June 30, 2008 and 2007, the recognized compensation cost for stock options and warrants granted to employees was $524 and $500, respectively. In addition, for the six months ended June 30, 2008 and 2007, the Company recorded an income tax benefit of $207 and $198, respectively, related to the granting of the nonqualified options and warrants.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE O—Reclassifications

The Company reclassified shipping and handling revenue as originally reported for the three and six months ended June 30, 2007 in the amount of $402 and $698, respectively.  Prior to the reclassification, shipping and handling revenue had been netted with freight expense in the selling, general and administration expense section of the Unaudited Consolidated Statements of Operations.  These amounts were reclassified to sales revenue and the matching shipping costs were reclassified to cost of sales.

The following table summarizes the changes to originally reported amounts and subtotals in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	As Originally Reported	As Reclassifed	As Originally Reported	As Reclassifed

Revenues	$21,410	$21,812	$34,288	$34,986
Cost of revenues	15,756	16,158	25,293	25,991

Gross profit	5,654	5,654	8,995	8,995
Selling, general and adminstrative expenses	6,197	6,197	11,375	11,375

Operating loss	(543)	(543)	(2,380)	(2,380)
Interest expense, net of interest income	(45)	(45)	(19)	(18)

Loss before provision for income taxes	$(588)	$(588)	$(2,399)	$(2,398)

The Company’s shipping and handling revenue totaled $400 and $772 for the three and six months ended June 30, 2008, respectively.

NOTE P—Noncash Investing and Financing

Noncash investing and financing activities consist of the following:

Acquisition of Aware Interweave, Inc., May 2008
Issuance of common shares	$1,030
$1,030

Common stock issued for services, January 2008	$19
Common stock issued for services, May 2008	19
$38

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our financial condition and results of operations.  This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report and our annual report filed with the U.S. Securities and Exchange Commission on Form 10-K.  Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all amounts are presented in thousands.

Overview and Outlook

InfoLogix is a provider of enterprise mobility and radio frequency identification (RFID) solutions. We provide solutions to our customers by utilizing a combination of products and services, including consulting, application software, managed services, mobile workstations and devices, and wireless infrastructure. Our solutions are designed to allow the real time usage of data throughout a customer’s enterprise in order to enhance workflow, improve customer service, increase revenue and reduce costs.  We sell wireless communication and computing devices, including mobile workstations that connect to a customer’s wireless network so that information can be accessed from any location within the enterprise.  We also implement customized software applications and provide RFID technology, a data-exchange method using transponders that store and remotely send or retrieve information, to enable the transmission and processing of that information between the customer’s information system and its wireless communication and computing devices.  We also offer professional services that support and complement a customer’s workflow requirements, major software implementations, and wireless computing systems, including consulting, managed services, training, engineering, technical support, and network monitoring.

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

2008 Acquisitions

In May 2008, we acquired substantially all of the assets of Delta Health Systems, Inc. or Delta.  The assets acquired relate to Delta’s business of providing strategic cost management consulting services and web-based management data collection and work-flow analytics to the healthcare industry. We expect this acquisition to further our strategic plans by enabling us to combine our existing solutions with higher margin professional services.  We believe the Delta acquisition will allow us to reach further into our healthcare customer’s organization to bring critical workflow and human resource utilization efficiencies that support our mobile solutions.

In May 2008, we acquired substantially all of the assets of Aware Interweave, Inc. or Aware. The assets acquired relate to Aware’s business of providing mobile software solutions to a variety of customers including federal government agencies, fortune 1000 companies and healthcare and life science organizations. The acquisition is consistent with our strategic plan to add intellectual property and higher-margin services and application software licensing, while allowing us to provide our customers with access to new solutions. We believe the acquisition of Aware allows us the opportunity to enable users of SAP® software and applications to significantly improve their visibility, response time, and revenues by providing access to business-critical applications without being tied to the office or desktop computer. Aware has developed a mobile product solution suite, the Co-Pilot series, which is tailored specifically for users of SAP software, while adaptable to other back-end systems. The Co-Pilot Mobile Foundation achieved “Powered by NetWeaver” certification in August, 2006.

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

Cost of revenue consists of all expenses that are directly attributable to the costs associated with the purchase, for resale, of wireless and mobile hardware and systems, including computers, peripherals, and related products. Fluctuations in our gross margin may occur due to changes in our ability to obtain discounts on product sales or our ability to negotiate higher margins on sales contracts with large customers. Cost of revenue also consists of the direct costs associated with those employees or sub-contractors that perform our professional consulting services on behalf of our customers.

Selling expenses primarily consist of the salaries, benefits, travel and other costs of our regional and national account sales representatives, sales and indirect project management and business development expenses. General and administrative expenses primarily consist of the costs attributable to the support of our operations, such as: costs related to information systems, salaries, expenses and office space costs for executive management, inside sales and customer support, warehousing, technical support, financial accounting, purchasing, depreciation, amortization, administrative and human resources personnel, insurance, recruiting fees, legal, accounting and other professional services.

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

Intangible assets

We account for intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. The costs of successful registrations for patents are amortized over the estimated useful lives of the assets, which is generally sixteen years, using the straight-line method. The costs of unsuccessful registrations are charged to expense. Acquired technology is recorded at its fair value at the date of acquisition and amortized over the estimated useful lives of the assets, which averages four years, using the straight-line method. Developed technology is also amortized using the straight-line method, generally over five years. License fees will be amortized over the license period using the straight-line method.  The valuation attributable to customer lists is amortized over a period of six to ten years.

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

Income taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We believe it is more likely than not that our current deferred tax asset will be realizable as the result of achieving taxable income in the applicable periods prior to related expiration dates.

Results of Operations

Results of operations expressed as a percentage of revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.3%	74.1%	73.1%	74.3%

Gross profit	27.7%	25.9%	26.9%	25.7%
Selling, general and adminstrative expenses	29.8%	28.4%	30.7%	32.5%

Operating loss	(2.1)%	(2.5)%	(3.8)%	(6.8)%
Interest expense	(1.4)%	(0.8)%	(1.3)%	(0.9)%
Interest income	0.1%	0.6%	0.2%	0.8%

Loss before income tax benefits	(3.5)%	(2.7)%	(4.9)%	(6.9)%
Income tax benefit	1.4%	1.0%	1.9%	2.7%

Net loss	(2.1)%	(1.7)%	(3.0)%	(4.2)%

Three Months ended June 30, 2008 compared with the Three Months ended June 30, 2007

Revenues were $26,347 for the three months ended June 30, 2008, compared to $21,812 for the three months ended June 30, 2007, an increase of $4,535 or 20.8%. The increase in revenue was due primarily to the expansion of our professional services across the organization, including revenue contributed as a result of the acquisitions of the businesses of Healthcare Informatics Associates, Inc. (“HIA”), Delta and Aware, and partially offset by a decline in infrastructure and hardware related revenue. Our professional services revenue was $8,306 in the second quarter of 2008, compared to $1,789 in the second quarter 2007, an increase of $6,517, or 364%, in the comparable quarters. Our infrastructure and hardware revenue was $15,600 in the second quarter of 2008, compared to $17,583 in the second quarter of 2007, a decline of $1,983, or 11.3%, in the comparable quarters. The revenue associated with the acquisition of HIA, Delta and Aware totaled $4,900 for the three months ended June 30, 2008. As we continue to shift our business from the resale of hardware and infrastructure toward delivering professional services and software applications, we expect that revenues generated from the sale of hardware and infrastructure products may continue to decline as a percentage of our total revenue, and we expect that revenues from the delivery of professional services and software will continue to increase as a percentage of our total revenue.

Our cost of revenues was $19,059 for the three months ended June 30, 2008, compared to $16,158 for the three months ended June 30, 2007, an increase of $2,901 or 18.0%. The increase in our cost of revenues was the result of costs incurred as a result of higher sales of our expanded professional services. Our gross profit was $7,288 for the three months ended June 30, 2008, compared to $5,654 for the three months ended June 30, 2007, an increase of $1,634 or 28.9%, resulting in a gross margin of 27.7% at June 30, 2008, up from 25.9% at June 30, 2007. The increase in our gross margin is the result of increased sales of our more profitable professional and consulting services related to our mobile solutions and software implementation services.

Our selling, general and administrative expenses were $7,858 for the three months ended June 30, 2008, compared with $6,197 for the three months ended June 30, 2007, an increase of $1,661 or 26.8%.  Selling expenses were $2,857 for the three months ended June 30, 2008, compared with $2,578 for the three months ended June 30, 2007, an increase of $279 or 10.8%. The increase in our selling expenses for the comparable periods was primarily attributable to an increase in wages related to the expanded sales staff hired in 2007, and sales support related costs attributable to HIA during the three months ended June 30, 2008.  General and administrative expenses were $5,001 for the three months ended June 30, 2008, compared with $3,619 for the three months ended June 30, 2007, an increase of $1,382 or 38.2%.  The increase in our general and administrative expenses for the comparable periods was primarily attributable to an increase in amortization expenses related to acquisitions, and an increase in salary expenses related to the addition of key members of our management and professional services staff.

Our interest expense, which is derived from our credit line and term loan, was $373 for the three months ended June 30, 2008, compared to approximately $179 for the three months ended June 30, 2007, an increase of $194 or 108.4%. The increase in interest expense is a result of higher interest costs and related amounts outstanding under our asset-based line of credit facility, term loans and notes payable issued in connection with our acquisitions. Our interest income was $32 for the three months ended June 30, 2008, compared to $134 for the three months ended June 30, 2007, a decrease of $102 or 76.1%. The decrease in interest income is primarily the result of a lower average cash and cash equivalents balance during the three months ended June 30, 2008 when compared to the same period of 2007.

Our depreciation and amortization expense increased to $652 for the three months ended June 30, 2008 from $424 for the three months ended June 30, 2007, an increase of $228 or 53.8% as the result of a greater number of demonstration units deployed to our sales force and amortization expense related to our recent acquisitions of intangible assets from AMTSystems, HIA, Delta and Aware.

Our net loss was $540 for the three months ended June 30, 2008 compared with a net loss of $367 for the three months ended June 30, 2007, an increase of $173 or 47.1%. Our net loss in the comparable periods increased primarily due to additional overhead costs, including hiring experienced sales, administrative and operations personnel to support our organizational growth and the costs associated with our growth through acquisitions

As of June 30, 2008, we had net operating losses (“NOLs”) of approximately $5,786, which will be available to offset future taxable income. Our NOLs include losses of $65 generated by New Age Translation, Inc., the predecessor to InfoLogix, Inc., which are subject to restrictions under Internal Revenue Code Section 382, due to the change in ownership in that entity. Therefore, we have recorded a valuation allowance against the net operating losses generated by New Age Translation, Inc. If not used, the NOL’s will expire beginning in the year 2024. Our state NOL’s will also be subject to expiration in varying years starting in 2013 through 2027.

Six Months ended June 30, 2008 compared with the Six Months ended June 30, 2007

Revenues were $50,134 for the six months ended June 30, 2008, compared to $34,986 for the six months ended June 30, 2007, an increase of $15,148 or 43.3%. The increase in revenue was due primarily to the expansion of our professional services across the organization, including revenue contributed as a result of the acquisitions of the businesses of HIA, Delta and Aware, and an increase in infrastructure and hardware related revenue. Our professional services revenue was $14,735 in the six month period ended June 30, 2008, compared to $2,954 in the six month period ended June 30, 2007, an increase of $11,781, or 399%, in the comparable periods. Our infrastructure revenue was $31,060 in the six month period ended June 30, 2008, compared to $27,878 in the six month period ended June 30, 2007, an increase of $3,182, or 11.4%, in the comparable periods. The revenue associated with the acquisition of HIA, Delta and Aware totaled $8,771 for the six months ended June 30, 2008.

.

Our cost of revenues was $36,641 for the six months ended June 30, 2008, compared to $25,991 for the six months ended June 30, 2007, an increase of $10,650 or 41.0%. The increase in our cost of revenues was the result of higher sales of wireless infrastructure, mobile point-of-care workstations, and expanded professional services. Our gross profit was $13,493 for the six months ended June 30, 2008, compared to $8,995 for the six months ended June 30, 2007, an increase of $4,498 or 50.0%, resulting in a gross margin of 26.9% at June 30, 2008, up from 25.7% at June 30, 2007. The increase in our gross margin is the result of increased sales of our more profitable professional and consulting services related to our mobile solutions and software implementation services, partially offset by an increase in sales of lower margin third-party hardware.

Our selling, general and administrative expenses were $15,375 for the six months ended June 30, 2008, compared with $11,375 for the six months ended June 30, 2007, an increase of $4,000 or 35.2%.  Selling expenses were $5,602 for the six months ended June 30, 2008, compared with $4,722 for the six months ended June 30, 2007, an increase of $880 or 18.6%. The increase in our selling expenses for the comparable periods was primarily attributable to an increase in wages related to the expanded sales staff hired in 2007, and sales support related costs attributable to HIA during the six months ended June 30, 2008.  General and administrative expenses were $9,773 for the six months ended June 30, 2008, compared with $6,648 for the six months ended June 30, 2007, an increase of $3,125 or 47.0%.  The increase in our general and administrative expenses for the comparable periods was primarily attributable to an increase in amortization expenses related to acquisitions, an increase in salary expenses related to the addition of key members of our management and professional services staff hired in 2007; and an increase in professional fees related to legal, accounting and Sarbanes-Oxley compliance.

Our interest expense, which is derived from our credit line and term loan was $660 for the six months ended June 30, 2008, compared to approximately $310 for the six months ended June 30, 2007, an increase of $350 or 112.9%. The increase in interest expense is a result of higher interest costs and related amounts outstanding under our asset-based line of credit facility, term loans and notes payable issued in connection with our acquisitions. Our interest income was $79 for the six months ended June 30, 2008, compared to $292 for the six months ended June 30, 2007, a decrease of $213 or 72.9%. The decrease in interest income is primarily the result of a lower average cash and cash equivalents balance during the six months ended June 30, 2008 when compared to the same period of 2007.

Our depreciation and amortization expense increased to $1,184 for the six months ended June 30, 2008 from $711 for the six months ended June 30, 2007, an increase of $473 or 66.5% as the result of a greater number of demonstration units deployed to our expanded sales force and amortization expense related to our recent acquisitions of intangible assets from AMTSystems, HIA, Delta and Aware.

Our net loss was $1,533 for the six months ended June 30, 2008 compared with a net loss of $1,468 for the six months ended June 30, 2007, an increase of $65 or 4.4%. Our net loss in the comparable periods increased primarily due to additional overhead costs, including hiring experienced sales, administrative and operations personnel to support our organizational growth and the costs associated with our growth through acquisitions.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $5,039, compared to $6,101 at December 31, 2007.  We have used, and plan to use, our cash for general corporate purposes, including working capital as well as acquisitions. We have funded our growth primarily through the private sale of equity securities and through current and long term debt and working capital.  At June 30, 2008, our total liabilities were $36,411 and were comprised mostly of term debt and borrowings outstanding under our credit line, and outstanding accounts payable.  Net cash used in operating activities for the six months ended June 30, 2008 was $774, primarily the result of the net loss incurred offset by various non-cash items. Net cash used in investing activities was $4,487 for the six months ended June 30, 2008, primarily used to acquire the assets of Delta and Aware, purchase demonstration equipment, office equipment, third-party software and loans made pursuant to certain promissory note agreements entered into with potential acquisition targets.  Net cash provided by financing activities was $4,199 for the six months ended June 30, 2008, primarily due to the increased borrowings in connection with our Hercules Technology loan agreement.

Given the amount of our current cash and cash equivalents, short-term investments, accounts receivable and funds available under our line of credit, we believe that we will have sufficient liquidity to meet our capital requirements for at least the next 12 months.  We may increase our expenditures consistent with the anticipated growth of our business and we may seek to acquire complementary businesses or technologies, which may require us to raise additional funds sooner than expected. We may seek to raise additional funds through either one of or a combination of the following: the sale or issuance of equity securities, the issuance of debt securities, or obtaining additional credit facilities. The sale of equity securities or issuance of equity securities in future acquisitions could result in dilution to our stockholders and the incurrence of debt would result in an increase in our interest expense. Any debt financing obtained by us in the future could involve restrictive covenants similar to those contained in our current loan and security agreement relating to capital raising activities and other financial and operational matters that might make it more difficult for us to pursue business opportunities, including potential acquisitions.  There can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain financing on acceptable terms, if at all.

Line of Credit and Term Loan

Hercules Technology Loan Agreement

On May 1, 2008, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (the “Lender”).  The agreement provides us with a revolving credit facility with a maximum commitment of up to $12,500 and a term loan facility of up to $12,500, subject to certain limitations on the revolving line of credit.  On May 2, 2008, we had availability of up to $10,000 under the revolving line of credit, and borrowed $9,000 under the term loan facility and $7,000 under the revolving credit facility.  The proceeds of the loans were used, in part, to refinance our indebtedness owing to Sovereign Bank under a Loan and Security Agreement that was entered into in March 2006 and terminated on May 2, 2008.  Future borrowings under the new agreement may be used for permitted acquisitions and for general corporate and working capital purposes.  At June 30, 2008, we had $9,000 of indebtedness outstanding under our senior and junior term loans and $9,982 outstanding under our senior line of credit facility, allowing $3,500 remaining available under our senior term loan.

The maximum availability under the revolving credit facility will increase from $10,000 to $12,500 after our three month consolidated EBITDA exceeds $1,500.  The amount of the commitment that is available to be borrowed under the revolving credit facility is limited to the lesser of the maximum commitment at such time and 85% of our eligible accounts. Eligible accounts, as defined in the loan agreement, exclude certain account criteria that the lender considers risky. Until our three month consolidated EBITDA exceeds $1,500, the borrowings under the revolving credit facility may not exceed 85% of our eligible accounts minus $2,500.  At any time before January 1, 2009, the Company has the option to request additional term loans in minimum increments of $100 up to an aggregate maximum amount of $3,500 provided that it can demonstrate pro forma compliance with the financial covenants contained in the agreement.

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

The term loan matures on May 1, 2012.  The principal amount of the term loan is required to be repaid in installments on the first business day of each calendar month commencing on January 1, 2009 and continuing through the maturity date.  In addition, we are required to apply 25% of our excess cash flow, as defined by the agreement, toward prepayments of the term loan.  Voluntary prepayments of the term loan are subject to a prepayment charge equal to a percentage of the term loan being prepaid.  Revolving loans mature on November 1, 2009.  Upon the earliest to occur of (i) demand from the Lender at any time between November 1, 2009 and May 1, 2012, (ii) the acceleration of our obligations under the agreement, (iii) the term loan maturity date, and (iv) prepayment in full of our obligations under the agreement, we will be required to pay to the Lender an amount equal to the greater, as of such date of determination, of (x) $625, and (y) an amount equal to 3.0% of the amount by which our market capitalization exceeds $100,000.  Our obligations under the agreement are secured by all of our personal property, including all of the equity interests of the borrowers in their respective subsidiaries.

The agreement contains various affirmative and negative covenants, including covenants that restrict our ability to incur indebtedness, make investments, make payments in respect of our capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions.  The agreement also requires us to maintain a minimum consolidated EBITDA measured on a twelve month rolling basis as of the last day of each month during the period from May 2008 through December 2008, a minimum consolidated EBITDA measured on a rolling four quarter basis as of the last day of each quarter commencing with the quarter ending March 31, 2009, a maximum leverage ratio measured as of the end of any fiscal quarter.  Upon an event of default under the agreement the Lender may opt to accelerate and demand payment of all or any part of our obligations under the agreement.  We did not meet the minimum consolidated EBITDA covenant under the agreement for the 12 month period ended May 31, 2008, but we did meet the minimum consolidated EBITDA covenant for the 12 month period ended June 30, 2008. The Lender has waived the minimum consolidated EBIDTA covenant for the 12 month period ended May 31, 2008.

Significant Contractual Obligations

As of June 30, 2008, our significant contractual obligations were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt obligations	$13,164	$636	$7,803	$4,725	$—
Capital lease obligations	165	103	62	—	—
Operating lease obligations	1,585	542	945	98	—
Vendor obligations	5,250	1,500	3,000	750	—

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

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. We are unable at this time to determine the effect that its adoption of SFAS 160 will have on our results of operations and financial condition.

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

The fair value of our cash and short-term investment portfolio at June 30, 2008, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our investment portfolio is not material.

The carrying value of our long-term debt at June 30, 2008 approximates its fair value. Our long-term debt is set at the higher of 10.5% or 4.5% over the then current prime interest rate.  An increase in market rates of interest would have to change by greater than 1.0% to have an impact on our annual interest expense. An increase in the prime rate of 1.25% would increase our annual interest expense by approximately $20, and a decrease in market interest rates by 1.25% would not have any effect on our annual interest expense.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2008 we issued 10,000 shares of our common stock to Alliance Advisors, Inc. in exchange for investor relations services, which was valued at $19,100. The shares of common stock were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

On May 16, 2008, in connection with our acquisition of the Aware assets, we issued 500,000 shares of our common stock to three stockholders of Aware Interweave, Inc.  The shares of common stock were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Stockholders was held on June 12, 2008.  At that meeting, (1) Messrs. David T. Gulian, Wayne D. Hoch, Richard D. Hodge, Thomas C. Lynch, Thomas O. Miller, Warren V. Musser, Jake Steinfeld, Richard A. Vermeil and Craig A. Wilensky were reelected to our Board of Directors to serve for a term ending at the 2009 Annual Meeting and until their respective successors are elected and qualified, (2) McGladrey & Pullen, LLP was ratified as our independent auditor for 2008 and (3) the stockholders of the Company approved the InfoLogix, Inc. 2008 Employee Stock Purchase Plan. At the 2008 Annual Meeting, the nominees to our Board of Directors received the following number of votes for or withheld from such nominee:

Director	Votes For	Votes Withheld

David T. Gulian	16,609,641	36,803
Wayne D. Hoch	16,608,141	38,303
Richard D. Hodge	16,609,641	36,803
Thomas C. Lynch	16,609,391	37,053
Thomas O. Miller	16,609,641	36,803
Warren V. Musser	16,582,591	63,853
Jake Steinfeld	16,607,464	38,980
Richard A. Vermeil	16,607,464	38,980
Craig A. Wilensky	16,609,641	36,803

The holders of 16,585,644 shares voted for the ratification of the selection of McGladrey & Pullen, LLP as the Company’s independent auditor for 2008, 4,300 shares voted against the ratification of the selection of McGladrey & Pullen, LLP and 56,500 shares abstained from voting for or against the ratification of the selection of McGladrey & Pullen, LLP.

The holders of 14,179,287 shares voted for the approval of the InfoLogix, Inc. 2008 Employee Stock Purchase Plan, 153,000 shares voted against approving the InfoLogix, Inc. 2008 Employee Stock Purchase Plan and 80,100 shares abstained from voting for or against the approval of the InfoLogix, Inc. 2008 Employee Stock Purchase Plan.

Item 5.                       Other Information

None.

Item 6.                       Exhibits

Exhibit No.	Description

2.1

Asset Purchase Agreement by and among InfoLogix, Inc., InfoLogix Systems Corporation, Delta Health Systems, Inc. and the stockholders of Delta Health Systems, Inc. dated as of May 2, 2008. (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed May 8, 2008).

10.1

Loan and Security Agreement dated as of May 1, 2008 by and among InfoLogix, Inc., InfoLogix Systems Corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix – DDMS, Inc., as Borrowers, and Hercules Technology Growth Capital, Inc., as Lender. (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 7, 2008).

10.2

Earn Out Agreement by and between InfoLogix Systems Corporation and Delta Health Systems, Inc. dated as of May 2, 2008. (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 8, 2008).

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

(*)                       Filed herewith.

(+)                       Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on August 14, 2008.

INFOLOGIX, INC.

By:	/s/ David T. Gulian
David T. Gulian
President and Chief Executive Officer

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and Principal Accounting Officer