Form 10-Q
period 2008-09-30
InfoLogix Inc
filed 2008-11-19
CIK 1315320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at November 7, 2008
Common Stock, $0.00001 par value per share	25,517,511 Shares

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

INFOLOGIX, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Currents assets:
Cash and cash equivalents	$6,986	$6,101
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $324 and $409 as of September 30, 2008 and December 31, 2007, respectively)	17,004	20,301
Unbilled revenue	2,670	1,052
Inventory, net	2,066	1,899
Prepaid expenses and other current assets	1,173	603
Promissory note receivable	35	—
Deferred tax assets - current	451	451
Total current assets	30,385	30,407
Property and equipment, net	1,721	1,247
Intangible assets, net	9,529	8,362
Goodwill	10,009	5,668
Deferred tax assets - long-term	3,890	2,956
Deferred financing costs	2,199	57
Total assets	$57,733	$48,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,673	$8,650
Line of credit	9,000	9,959
Current portion of notes payable	1,276	627
Current portion of capital lease obligations	78	139
Sales tax payable	284	299
Accrued expenses	3,765	3,560
Accrued earn out payable	2,000	—
Deferred revenue	345	75
Total current liabilities	25,421	23,309
Notes payable, net of current maturities	14,949	6,818
Capital lease obligations, net of current maturities	52	94
Other long term liabilities	900	—
Total liabilities	41,322	30,221
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.00001; authorized 100,000,000 shares; issued and outstanding 25,517,511 shares and 24,909,301 shares at September 30, 2008 and December 31, 2007, respectively	—	—
Additional paid in capital	25,568	23,580
Accumulated deficit	(9,157)	(5,104)
Total stockholders’ equity	16,411	18,476
Total liabilities and stockholders’ equity	$57,733	$48,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$23,824	$20,455	$73,958	$55,442
Cost of revenues	17,614	14,992	54,255	40,984
Gross profit	6,210	5,463	19,703	14,458
Selling, general and adminstrative expenses	8,186	6,160	23,562	17,535
Operating loss	(1,976)	(697)	(3,859)	(3,077)
Interest expense	(587)	(206)	(1,246)	(516)
Interest income	43	108	122	400
Loss before income tax benefit	(2,520)	(795)	(4,983)	(3,193)
Income tax benefit	—	329	930	1,259
Net loss	$(2,520)	$(466)	$(4,053)	$(1,934)
Loss per share - basic and diluted	$(0.10)	$(0.02)	$(0.16)	$(0.08)
Weighted average shares outstanding - basic and diluted	25,477,308	24,152,217	25,196,578	23,930,389

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2007	24,909,301	$—	$23,580	$(5,104)	$18,476
Stock-based compensation	—	—	799	—	799
Common stock issued to advisor	20,000	—	38	—	38
Common stock issued - employee stock purchase plan	88,210	—	121	—	121
Common stock issued - Aware purchase	500,000	—	1,030	—	1,030
Net loss	—	—	—	(4,053)	(4,053)
Balances, September 30, 2008	25,517,511	$—	$25,568	$(9,157)	$16,411

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2008	2007

Operating activities:
Net loss	$(4,053)	$(1,934)
Adjustments to reconcile net loss to operating cash flow:
Depreciation and amortization	1,885	1,163
Allowance for doubtful accounts receivable	(85)	68
Loss on sale of property and equipment, net	26	10
Inventory obsolesence	198	380
Amortization of deferred financing costs	149	—
Accrued interest expense added to note payable	236	—
Accrued interest income added to note receivable	(5)	—
Share based compensation and other share based payments	837	788
Deferred income tax benefit	(934)	(1,259)
Changes in:
Accounts receivable	3,651	(4,479)
Unbilled revenue	(1,618)	—
Inventory	(365)	(510)
Prepaid expenses and other current assets	(552)	188
Accounts payable	(112)	1,686
Sales tax payable	(15)	(112)
Accrued expenses	98	1,154
Deferred revenue	270	—
Net cash provided (used) in operating activities	(389)	(2,857)
Investing activities:
Acquisitions, net of cash acquired	(2,976)	(578)
Acquisition of property, software and equipment	(1,857)	(1,335)
Disposal of property and equipment	80	—
Promissory notes issued	(200)	—
Repayment of promissory notes	15
Net cash used in investing activities	(4,938)	(1,913)
Financing activities:
Payments received from employee stock purchase plan	121	—
Payment of deferred financing costs	(1,391)	—
Issuance of Hercules note payable	12,000	—
Issuance of Hercules line of credit	7,500	—
Final repayment of Sovereign notes payable	(3,292)	—
Final repayment of Sovereign line of credit	(9,334)	—
Repayment of long-term debt and capital leases	(267)	(683)
Net borrowings from line of credit	875	2,233
Net cash provided by financing activities	6,212	1,550
Net change in cash and cash equivalents	1,510	(3,220)
Cash and cash equivalents at beginning of period	6,101	12,882
Cash and cash equivalents at end of period	$7,611	$9,662
Non-cash investing and financing activities:
Issuance of common shares in connection with acquisitions	$1,030	$4,883
Issuance of common shares to advisor for services rendered	$38	$38

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements

(in thousands, except share information)

NOTE A—Nature of Business

Basis of Presentation

The accompanying unaudited consolidated financial statements of InfoLogix, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2007 should be read in conjunction with these consolidated financial statements.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Reclassifications

In 2007, the Company reclassified amounts billed to its customers for shipping and handling fees as revenue in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. The EITF requires that all amounts billed to a customer in a sale transaction related to shipping and handling represents revenues earned for the goods provided and should be classified as revenue.  Reclassifications have been made to all prior period financial statements to conform to the current year presentation as more fully described in Note P.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE C—Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R) Business Combinations (SFAS 141(R)). This Statement replaces the original FASB Statement No. 141. SFAS 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 was issued to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE D—Inventory

Inventory consists of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)

Finished goods	$2,748	$2,373
Work in progress	1	11
Less: allowance for slow moving and obsolete inventory	(683)	(485)
Total inventory, net	$2,066	$1,899

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

On March 30, 2008, the Company made a $50 secured loan to an entity that it had been evaluating as an acquisition candidate. On April 1, 2008, the Company received a Secured Promissory Note bearing interest at 12% per annum, payable on a monthly basis commencing May 1, 2008. The amount of any interest accrued and payable is to be paid-in-kind and added to the principal amount of the note. During the third quarter 2008, the Company received principal and interest payments of $15. The remaining principal was paid on October 17, 2008 together with all interest accrued thereon.

NOTE F—Customer and Vendor Concentrations

For the three and nine months ended September 30, 2008 and 2007, the Company had sales to significant customers, as a percentage of revenues, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Customer A	6.6%	8.4%	11.0%	11.9%
Customer B	10.9%	13.4%	8.2%	14.4%

For the three and nine months ended September 30, 2008 and 2007, purchases from the Company’s significant vendor as a percentage of cost of revenues, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Vendor A	19.8%	27.9%	22.8%	32.9%

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE G—Debt

On May 1, 2008, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (the “Lender”).  On November 19, 2008, the Company entered into an amendment to the Loan and Security Agreement.  Among other things, the amendment reduced the maximum commitment of the revolving credit facility, eliminated the incremental term loan facility of $500, increased the interest rates on outstanding borrowings, required an amendment fee be paid to the Lender in an amount of $315, and amended certain financial covenants.  The description of the revolving credit facility and term loan facilities set forth below incorporates the new terms of the Loan and Security Agreement after giving effect to the amendment.

The Loan and Security Agreement provides the Company with a revolving credit facility with a maximum commitment of up to $9,000 and a term loan facility of up to $12,000, subject to certain limitations on the revolving line of credit.  The proceeds of the loans were used, in part, to refinance the Company’s indebtedness owing to Sovereign Bank under a Loan and Security Agreement that was entered into in March 2006 and terminated on May 2, 2008.  Borrowings under the agreement may be used for permitted acquisitions and for general corporate and working capital purposes.  At September 30, 2008, the Company had $12,000 of indebtedness outstanding under the Hercules term loan and $9,000 outstanding under the revolving credit facility.

The amount that is available to be borrowed under the revolving credit facility is limited to the lesser of the maximum availability at such time and 85% of eligible accounts. Eligible accounts, as defined in the loan agreement, exclude certain account criteria that the lender considers risky. Until the Company’s three month consolidated EBITDA exceeds $1,500, the borrowings under the revolving credit facility may not exceed 85% of eligible accounts minus $2,500.

The term loan bears interest at an annual rate equal to the greater of 13.25% (10.5% prior to the amendment) or the prime rate plus 8.75% (4.5% prior to the amendment), plus an additional 1.75% of interest that will be paid in kind and added to the principal amount of the term loan.  The interest rate for the revolving credit facility is the greater of 11.25% (8.5% prior to the amendment) or the prime rate plus 6.75% (2.5% prior to the amendment).  The interest rate on outstanding borrowings under the revolving credit facility and the term loan will increase by 1% on February 15, 2009 and by an additional 1% on May 16, 2009 unless prior to those dates the Company has executed a definitive agreement to sell or merge the Company or has raised $5,000 of additional equity or subordinated debt on terms acceptable to the Lender.

Interest is payable on the first business day of each month.  In the event that any payment is not timely made, a late fee equal to 5% of the past due amount is payable on the demand of the Lender.  Upon the occurrence and during the continuance of an event of default, all amounts then owing to the Lender under the agreement and the other loan documents will bear interest at the then current rate plus 3%.

The term loan matures on May 1, 2012.  The term loans are interest-only for the first nine months and then must be repaid monthly based on the following principal repayment schedule thereafter: February 2, 2009 to May 1, 2009 – 5%; June 1, 2009 to May 1, 2010 – 15%; June 1, 2010 to May 1, 2011 – 25% and June 1, 2011 to the maturity date – 55%. In addition, the Company is required to apply 25% of its excess cash flow, as defined by the agreement, toward prepayments of the term loan.  Voluntary prepayments of the term loan are subject to a prepayment charge equal to a percentage of the term loan being prepaid.  Revolving loans mature on November 1, 2009.  Upon the earliest to occur of (i) demand from the Lender at any time between November 1, 2009 and May 1, 2012, (ii) the acceleration of the Company’s obligations under the agreement, (iii) the term loan maturity date, and (iv) prepayment in full of the Company’s obligations under the agreement, the Company will be required to pay to the Lender an amount equal to the greater, as of such date of determination, of (x) $900 (increased from $625 prior to the amendment), and (y) an amount equal to 3.0% of the amount by which the Company’s market capitalization exceeds $50,000 (decreased from $100,000 prior to the amendment). The Company’s obligations under the agreement are secured by all of its personal property, including all of the equity interests in its subsidiaries.

The agreement contains various affirmative and negative covenants, including covenants that restrict the Company’s ability to incur indebtedness, make investments, make payments in respect of its capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions.  The agreement also requires the Company to maintain a minimum consolidated EBITDA measured on a trailing three month basis (prior to the amendment the test was made on a trailing twelve month basis) as of the last day of each month during the period from October 2008 through April 2012 (prior to the amendment the monthly test only ran through December 2008), and a maximum leverage ratio measured as of the last day of each month during the period from December 2009 through April 2012.

Upon an event of default under the agreement the Lender may opt to accelerate and demand payment of all or any part of the Company’s obligations under the agreement.

Under the amended terms, the Company is not permitted to pay any amounts owing under the earn-out agreements that were entered into in connection with the acquisitions of Healthcare Informatics Associates, Inc. or Delta Health, Inc. if the Company’s total leverage after giving effect to such payment is greater than 3.00 to 1.00.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share information)

Notes payable

Notes payable, except for capital lease obligations, consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)

Note payable, bank, principal payable $42 monthly over thirty-five months commencing March 2006. Interest was payable monthly at the prime rate plus 1.0%. The note was paid in full May 2008	$—	$708

Note payable, bank, principal payable $28 monthly over thirty-five months commencing December 2006. Interest was payable monthly at the prime rate plus 1.0%. The note was paid in full May 2008	—	695

Convertible note payable pursuant to the asset purchase agreement with Healthcare Informatics Associates, Inc. Principal and interest payable at 9.0% is due September 30, 2010	3,815	3,579

Amounts payable pursuant to the asset purchase agreement with AMT Systems, Inc. in monthly installments of $9 interest included, at a rate of 7.84%, maturing May 31, 2013	410	463

Note payable, bank, principal payable $150 monthly over sixteen months commencing February 2009, payable $251 over twelve months, commencing June 2010, payable $550 over twelve months commencing June 2011.	12,000	—

Note payable, bank, principal payable $55,556 monthly over thirty-six months commencing March 2008; interest payable monthly , at prime rate plus 1.5% (8.75% at December 31, 2007), maturing March 16, 2011. The note was paid in full May 2008.	—	2,000

Total notes payable	16,225	7,445

Less: current maturities	(1,276)	(627)
	$14,949	$6,818

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

The purchase price paid by the Company was $1,723, which consisted of $1,473 in cash, $43 in assumed liabilities and $207 in acquisition costs. The Company and Delta also entered into an Earn Out Agreement pursuant to which Delta is eligible to earn additional consideration in the subsequent two year period (each year, an “Earn Out Period”) after the closing of the transaction.  Delta can earn up to $500 in the first Earn Out Period and up to $500 in the second Earn Out Period upon achievement of gross revenue targets described in the Earn Out Agreement.  The additional cash consideration will not be accounted for by the Company until such time as payment of this additional consideration is considered probable, if any pursuant to the terms of the Earn Out Agreement.  At the end of the two year period, if Delta has not already earned the $1,000 of additional consideration in respect of each of the two Earn Out Periods, Delta may earn an amount equal to the $1,000 of additional consideration less any amounts previously paid in respect of the two Earn Out Periods upon the achievement of certain cumulative financial milestones during the two-year earn-out period.  At the point the consideration is considered probable, the Company will record it as an adjustment to the purchase price. The acquisition was accounted for under SFAS 141 and results are included in the statement of operations from May 2, 2008.

The purchase price was allocated to the assets acquired and liabilities assumed on a preliminary basis based on their estimated fair values on the date of acquisition, as follows:

Assets acquired:
Accounts receivable	$28
Property and equipment	2
Goodwill	934
Customer relationships	601
Non-compete agreements	118
Trademarks/trade names	40
Total assets acquired	1,723

Liabilities assumed:
Current liabilities	43
Net assets acquired	$1,680

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

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share information)

NOTE I—Acquisition of Assets of Aware Interweave, Inc.

On May 16, 2008, the Company, through its wholly-owned subsidiary InfoLogix Systems Corporation, acquired substantially all of the operating assets and assumed certain liabilities of Aware Interweave, Inc. (Aware) pursuant to an asset purchase agreement.  The assets acquired relate to Aware’s business of providing mobile solutions to a variety of industries including the healthcare and life sciences industries, and included cash, accounts receivable, the rights to existing relationships with customers, vendors and partners, certain tangible personal property and certain intangible rights and property.  The liabilities assumed consist of current accounts payable and accrued expenses.

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

The purchase price was allocated to the assets acquired and liabilities assumed on a preliminary basis based on their estimated fair values on the date of acquisition, as follows:

Assets acquired, excluding cash:
Accounts receivable	$241
Prepaid expenses	18
Property and equipment	11
Goodwill	1,407
Customer relationships	384
Software	500
Trademarks/trade names	17
Non-compete agreements	102
Total assets acquired	2,680

Liabilities assumed:
Current liabilities	201
Net assets acquired	$2,479

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

NOTE J— Acquisition of Assets of Healthcare Informatics Associates, Inc.

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

In connection with the acquisition, the Company and HIA entered into an Earn-out Agreement pursuant to which HIA is eligible to earn additional consideration in respect of the two years (each year, an “Earn-Out Period”) after the closing of the transaction.  Based on satisfaction of certain financial milestones described in the Earn-Out Agreement, HIA earned $2,000 in the first Earn-Out Period. The Company and HIA entered into an amendment to the Earn-Out Agreement in August 2008 which extended the first earn-out period from twelve months to fifteen months ending December 31, 2008, and amended certain financial calculations used to determine the Company’s earn-out liability. The Company has recorded the $2,000 adjustment to the purchase price as an increase to goodwill.

NOTE K—Related Party Transactions

Support services

In 2004, the Company entered into an agreement with an entity owned by a stockholder and former officer of the Company whereby that entity provides extended warranties and technical support services to certain customers of the Company. Under the agreement, the Company was charged $206 and $132 for the three months ended September 30, 2008 and 2007, respectively, and made payments under this agreement of $566 and $132 for the three months ended September 30, 2008 and 2007, respectively. The Company was charged $1,098 and $483 for the nine months ended September 30, 2008 and 2007, respectively, and made payments under this agreement of $1,131 and $481 for the nine months ended September 30, 2008 and 2007, respectively.

In May 2006, the Company entered into another agreement with this stockholder’s company to provide the Company with consulting services with respect to software development. Under the agreement, the Company was charged $847 and $437 for the three months ended September 30, 2008 and 2007, respectively, and made payments under this agreement of $778 and $510 for the three months ended September 30, 2008 and 2007, respectively. The Company was charged $1,826 and $1,000 for the nine months ended September 30, 2008 and 2007, respectively, and made payments under this agreement of $1,645 and $1,112 for the nine months ended September 30, 2008 and 2007, respectively.  Pursuant to the terms of the two agreements, the Company has a minimum annual commitment to purchase services of $1,500 per year through 2011.

Professional Recruiting Services

The Company maintains a business relationship with Gulian & Associates, which is owned by the wife of David T. Gulian, the Company’s President and Chief Executive Officer and a director and stockholder of the Company.  Under the terms of the arrangement, Gulian & Associates provides the Company with retainer-based professional recruiting services on a non-exclusive basis.  Gulian & Associates is paid a fee of 20% of a newly hired person’s annual base salary for employees it introduces to the Company.  One-third of the estimated fee is invoiced at the time the hiring request is made.  The remainder is invoiced only upon successful placement of a candidate into the role. During the three months ended September 30, 2008 and 2007, the Company paid Gulian & Associates approximately $68 and $50, respectively, in fees. During the nine months ended September 30, 2008 and 2007, the Company paid approximately $153 and $96, respectively, in fees.

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

Letter of Credit

At September 30, 2008, the Company had contingent liabilities under letters of credit of $350.

NOTE M—Income Taxes

The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income.  Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not.  This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the operating loss carryforwards.  To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.  A valuation allowance in the current period of $982 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits, and net operating loss carryforwards before they expire. The Company recognized a deferred tax asset in accordance with the requirements of FASB Statement No. 109 (SFAS 109), which includes the assessment of cumulative income over the prior two year period.  The Company recorded a valuation allowance based on the estimated utilization of those attributes based on projections of future taxable income. The Company cannot be assured that it will be able to realize future tax benefits or that future valuation allowances will not be required.

For the three months ended September 30, 2008 and 2007, the Company recorded an income tax benefit amounting to $0 and $329 related to the net operating loss incurred during those periods. For the nine months ended September 30, 2008 and 2007, the Company recorded an income tax benefit amounting to $930 and $1,259 related to the net operating loss incurred during those periods.. As of September 30, 2008, the Company has net operating losses of approximately $8,090 which will be available to offset future taxable income. Included in the net operating losses are losses of $65 generated by New Age Translation, Inc., the predecessor to the Company, which are subject to restrictions under Internal Revenue Code Section 382, due to change in ownership in that entity. Therefore, the Company has recorded a valuation allowance against the net operating losses generated by New Age Translation, Inc. If not used, the net operating losses will expire beginning after 2024. The Company’s state net operating losses will also be subject to expiration in varying years starting in 2013 through 2027.

NOTE N—2008 Employee Stock Purchase Plan

On January 1, 2008, the Company established the 2008 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to provide the Company’s employees the opportunity to purchase common stock through accumulated payroll deductions. The ESPP is administered by the Board of Directors. The Company has reserved 1,000,000 shares for use in the ESPP. The purchase price of the common stock is at an amount equal to 85% of the fair market value of a share of common stock on the enrollment date or the exercise date, whichever is lower. The ESPP has consecutive three month offering periods commencing on the first trading day of each calendar quarter. An eligible employee may become a participant in the ESPP by completing a subscription agreement authorizing payroll deductions not to exceed 10% of the employee’s compensation. These payroll deductions commence on the first payroll date following the enrollment date and end on the last payroll date in the offering period.

On the enrollment date of each offering period, each eligible participating employee is granted an option to purchase on the exercise date of such offering period up to a number of shares of the common stock determined by dividing the employee’s payroll deductions accumulated prior to such exercise date by the applicable purchase price. Employees are not permitted to purchase more than 2,500 shares during each offering period. The option for the purchase of shares is exercised automatically and purchases of shares are effective on the last day of each quarter.  The maximum number of full shares subject to the option are purchased for such participant at the applicable purchase price with the accumulated payroll deductions in his or her account.  The Company issued

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share information)

21,955 shares for the first quarter of 2008, 25,600 shares for the second quarter of 2008 and 40,655 shares for the third quarter of 2008 in connection with the ESPP for 2008, for which it received $31, $39 and $51 in cash in the respective periods.

NOTE O—Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, under the modified prospective method which requires that stock based compensation transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for stock-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For the three months ended September 30, 2008 and 2007, the recognized compensation cost for stock options and warrants granted to employees was $274 and $250, respectively. In addition, for the three months ended September 30, 2008 and 2007, the Company recorded an income tax benefit of $0 and $99, respectively, related to the granting of the nonqualified options and warrants. For the nine months ended September 30, 2008 and 2007, the recognized compensation cost for stock options and warrants granted to employees was $799 and $750, respectively. In addition, for the nine months ended September 30, 2008 and 2007, the Company recorded an income tax benefit of $207 and $297, respectively, related to the granting of the nonqualified options and warrants.

NOTE P—Reclassifications

The Company reclassified shipping and handling revenue as originally reported for the three and nine months ended September 30, 2007 in the amount of $372 and $1,071, respectively.  Prior to the reclassification, shipping and handling revenue had been netted with freight expense in the selling, general and administration expense section of the Unaudited Consolidated Statements of Operations.  These amounts were reclassified to sales revenue and the matching shipping costs were reclassified to cost of sales.

The following table summarizes the changes to originally reported amounts and subtotals in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	As Originally Reported	As Reclassifed	As Originally Reported	As Reclassifed

Revenues	$20,083	$20,455	$54,371	$55,442
Cost of revenues	14,540	14,992	39,833	40,984
Gross profit	5,543	5,463	14,538	14,458
Selling, general and adminstrative expenses	6,240	6,160	17,615	17,535
Operating loss (1)	(697)	(697)	(3,077)	(3,077)
Interest expense, net of interest income (1)	(98)	(98)	(116)	(116)
Loss before provision for income taxes (1)	$(795)	$(795)	$(3,193)	$(3,193)

(1) - Not reclassified, for presentation only)

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our financial condition and results of operations.  This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report and our annual report filed with the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2007.  Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all amounts are presented in thousands.

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

Historically, the sale of mobile workstations and other wireless devices has represented a majority of our revenues.  During the past three years, we have been transitioning our business to provide more software applications and professional services.  With our new focus on selling software and services, we believe that we can offer more comprehensive enterprise mobility solutions that provide greater value to our customers and generate higher and more recurring revenue for our business.

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

2008 Acquisitions

In May 2008, we acquired substantially all of the assets of Delta Health Systems, Inc., or Delta.  The assets acquired relate to Delta’s business of providing strategic cost management consulting services and web-based management data collection and work-flow analytics to the healthcare industry. We expect this acquisition to further our strategic plans by enabling us to combine our existing solutions with higher margin professional services.  We believe the Delta acquisition will allow us to reach further into our healthcare customer organization’s to bring critical workflow and human resource utilization efficiencies that support our mobile solutions.

In May 2008, we acquired substantially all of the assets of Aware Interweave, Inc., or Aware. The assets acquired relate to Aware’s business of providing mobile software solutions to a variety of customers including federal government agencies, fortune 1000 companies and healthcare and life science organizations. The acquisition is consistent with our strategic plan to add intellectual property and higher-margin services and application software licensing, while allowing us to provide our customers with access to new solutions. We believe the acquisition of Aware allows us the opportunity to enable users of SAP® software and applications to significantly improve their visibility, response time, and revenues by providing access to business-critical applications without being tied to the office or desktop computer. Aware has developed a mobile product solution suite, the Co-Pilot series, which is tailored specifically for users of SAP software, while adaptable to other back-end systems. The Co-Pilot Mobile Foundation achieved “Powered by NetWeaver” certification in August 2006.

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

Critical Accounting Estimates and Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

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

Results of Operations

Results of operations expressed as a percentage of revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	73.9%	73.3%	73.4%	73.9%
Gross profit	26.1%	26.7%	26.6%	26.1%
Selling, general and adminstrative expenses	34.4%	30.1%	31.8%	31.6%
Operating loss	(8.3)%	(3.4)%	(5.2)%	(5.5)%
Interest expense	(2.5)%	(1.0)%	(1.7)%	(1.0)%
Interest income	0.2%	0.5%	0.2%	0.7%
Loss before income tax benefits	(10.6)%	(3.9)%	(6.7)%	(5.8)%
Income tax benefit	0.0%	1.6%	1.3%	2.3%
Net loss	(10.6)%	(2.3)%	(5.4)%	(3.5)%

Three Months ended September 30, 2008 compared with the Three Months ended September 30, 2007

Revenue

Revenue for the three months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Amount of	Percentage
	2008	2007	Change	Change

Revenues:
Infrastructure and hardware	$12,997	$15,271	$(2,274)	(14.9)%
Professional services	8,739	2,829	5,910	208.9%
Other	2,088	2,355	(267)	(11.3)%
Total revenues	$23,824	$20,455	$3,369	16.5%

The increase in revenue was due primarily to the expansion of our professional services across the organization, including revenue contributed as a result of the acquisitions of the businesses of Healthcare Informatics Associates, Inc. (“HIA”), Delta and Aware, and partially offset by a decline in infrastructure and hardware related revenue. The revenue associated with the acquisition of HIA, Delta and Aware totaled $6,193 for the three months ended September 30, 2008. As we continue to shift our business from the resale of hardware and infrastructure toward delivering professional services and software applications, we expect that revenues generated from the sale of hardware and infrastructure products may continue to decline as a percentage of our total revenue, and we expect that revenues from the delivery of professional services and software will continue to increase as a percentage of our total revenue. Revenue for the three months ended September 30, 2008 was also impacted by certain customers electing to delay new projects into the fourth quarter of 2008 and early 2009. We expect that these delays are of a temporary nature and the projects will be undertaken in accordance with their revised timetables.

Cost of revenue

Cost of revenues for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Amount of	Percentage
	2008	2007	Change	Change

Cost of revenues:
Infrastructure and hardware	$10,531	$11,338	$(807)	(7.1)%
Professional services	5,258	2,172	3,086	142.1%
Other	1,825	1,482	343	23.1%
Total cost of revenues	$17,614	$14,992	$2,622	17.5%

The increase in our cost of revenue was the result of costs incurred from higher sales of our expanded professional services. The cost of revenue associated with the businesses of HIA, Delta and Aware totaled $3,442 for the three months ended September 30, 2008.

Gross profit

Gross profit and gross margin for the three months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Amount of	Percentage
	2008	2007	Change	Change

Gross profit:
Infrastructure and hardware	$2,466	$3,933	$(1,467)	(37.3)%
Professional services	3,481	657	2,824	429.8%
Other	263	873	(610)	(69.9)%
Total gross profit	$6,210	$5,463	$747	13.7%

Gross profit:
Infrastructure and hardware	19.0%	25.8%	(6.8)%	(26.3)%
Professional services	39.8%	23.2%	16.6%	71.5%
Other	12.6%	37.1%	(24.5)%	(66.0)%
Total gross profit	26.1%	26.7%	(0.6)%	(2.4)%

The decrease in our gross margin is the result of low margin sales of infrastructure and third-party hardware, partially offset by increased sales of our more profitable professional and consulting services related to our mobile solutions and software implementation services.

Selling, general and administrative expenses

Our selling expenses were $2,963 for the three months ended September 30, 2008, compared with $2,512 for the three months ended September 30, 2007, an increase of $451 or 18.0%.  The increase in our selling expenses for the comparable periods was primarily attributable to an increase in wages related to the expanded sales staff hired in 2007, and sales support related costs attributable to HIA during the three months ended September 30, 2008.  General and administrative expenses were $5,223 for the three months ended September 30, 2008, compared with $3,648 for the three months ended September 30, 2007, an increase of $1,575 or 43.2%.  The increase in our general and administrative expenses for the comparable periods was primarily attributable to an increase in amortization expenses related to acquisitions, and an increase in salary expenses related to the addition of key members of our management and professional services staff.

Interest expense and interest income

Our interest expense, which is derived from our credit line and term loan, was $587 for the three months ended September 30, 2008, compared to approximately $206 for the three months ended September 30, 2007, an increase of $381 or 185.0%. The increase in interest expense is a result of higher interest costs and greater amounts outstanding under our asset-based line of credit facility, term loans and notes payable issued in connection with our acquisitions.

Our interest income was $43 for the three months ended September 30, 2008, compared to $108 for the three months ended September 30, 2007, a decrease of $65 or 60.2%. The decrease in interest income is primarily the result of a lower average cash and cash equivalents balance during the three months ended September 30, 2008 when compared to the same period of 2007.

Depreciation and amortization

Our depreciation and amortization expense increased to $701 for the three months ended September 30, 2008 from $452 for the three months ended September 30, 2007, an increase of $249 or 55.1% as a result of a greater number of demonstration units deployed to our sales force and amortization expense related to our recent acquisitions of intangible assets from AMTSystems, HIA, Delta and Aware.

Net loss

Our net loss was $2,520 for the three months ended September 30, 2008 compared with a net loss of $466 for the three months ended September 30, 2007, an increase of $2,054 or 440.8%. Our net loss in the comparable periods increased primarily due to additional overhead costs, including hiring management and professional services staff and experienced sales, administrative and operations personnel to support our organizational growth and the costs associated with our growth through acquisitions.

Nine Months ended September 30, 2008 compared with the Nine Months ended September 30, 2007

Revenue

Revenues for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,		Amount of	Percentage
	2008	2007	Change	Change

Revenues:
Infrastructure and hardware	$44,057	$43,148	$909	2.1%
Professional services	23,211	5,783	17,428	301.4%
Other	6,690	6,511	179	2.7%
Total revenues	$73,958	$55,442	$18,516	33.4%

The increase in revenue was due primarily to the expansion of our professional services across the organization, including revenue contributed as a result of the acquisitions of the businesses of HIA, Delta and Aware, and an increase in infrastructure and hardware related revenue. The revenue associated with the acquisition of HIA, Delta and Aware totaled $14,965 for the nine months ended September 30, 2008.

Cost of revenue

Cost of revenues for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30		Amount of	Percentage
	2008	2007	Change	Change

Cost of revenues:
Infrastructure and hardware	$34,815	$31,895	$2,920	9.2%
Professional services	13,152	4,905	8,247	168.1%
Other	6,288	4,184	2,104	50.3%
Total cost of revenues	$54,255	$40,984	$13,271	32.4%

The increase in our cost of revenue was the result of costs incurred as a result of higher sales of wireless infrastructure, mobile point-of-care workstations and our expanded professional services. The cost of revenue associated with the acquisition of HIA, Delta and Aware totaled $8,907 for the nine months ended September 30, 2008.

Gross profit

Gross profit and gross margin for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,		Amount of	Percentage
	2008	2007	Change	Change

Gross profit:
Infrastructure and hardware	$9,242	$11,253	$(2,011)	(17.9)%
Professional services	10,059	878	9,181	1045.7%
Other	402	2,327	(1,925)	(82.7)%
Total gross profit	$19,703	$14,458	$5,245	36.3%

Gross profit:
Infrastructure and hardware	21.0%	26.1%	(5.1)%	(19.6)%
Professional services	43.3%	15.2%	28.2%	185.4%
Other	6.0%	35.7%	(29.7)%	(83.2)%
Total gross profit	26.6%	26.1%	0.6%	2.2%

The increase in our gross margin is the result of increased sales of our more profitable professional and consulting services related to our mobile solutions and software implementation services, partially offset by low margin sales of infrastructure and third-party hardware.

Selling, general and administrative expenses

Our selling, general and administrative expenses were $23,562 for the nine months ended September 30, 2008, compared with $17,535 for the nine months ended September 30, 2007, an increase of $6,027 or 34.4%. Selling expenses were $8,566 for the nine months ended September 30, 2008, compared with $7,234 for the nine months ended September 30, 2007, an increase of $1,332 or 18.4%. The increase in our selling expenses for the comparable periods was primarily attributable to an increase in wages related to the expanded sales staff hired in 2007, and sales support related costs attributable to HIA during the nine months ended September 30, 2008.  General and administrative expenses were $14,996 for the nine months ended September 30, 2008, compared with $10,301 for the nine months ended September 30, 2007, an increase of $4,695 or 45.6%.  The increase in our general and administrative expenses for the comparable periods was primarily attributable to an increase in amortization expenses related to acquisitions, an increase in salary expenses related to the addition of key members of our management and professional services staff hired in 2007; and an increase in professional fees related to legal, and accounting.

Interest expense and interest income

Our interest expense, which is derived from our credit line and term loan was $1,246 for the nine months ended September 30, 2008, compared to approximately $516 for the nine months ended September 30, 2007, an increase of $730 or 141.5%. The increase in interest expense is a result of higher interest costs and greater amounts outstanding under our asset-based line of credit facility, term loans and notes payable issued in connection with our acquisitions.

Our interest income was $122 for the nine months ended September 30, 2008, compared to $400 for the nine months ended September 30, 2007, a decrease of $278 or 69.5%. The decrease in interest income is primarily the result of a lower average cash and cash equivalents balance during the nine months ended September 30, 2008 when compared to the same period of 2007.

Depreciation and amortization

Our depreciation and amortization expense increased to $1,885 for the nine months ended September 30, 2008 from $1,163 for the nine months ended September 30, 2007, an increase of $722 or 62.1% as the result of a greater number of demonstration units deployed to our expanded sales force and amortization expense related to our recent acquisitions of intangible assets from AMTSystems, HIA, Delta and Aware.

Net loss

Our net loss was $4,053 for the nine months ended September 30, 2008 compared with a net loss of $1,934 for the nine months ended September 30, 2007, an increase of $2,119 or 109.6%. Our net loss in the comparable periods increased primarily due to additional overhead costs, including hiring management and professional services staff and experienced sales, administrative and operations personnel to support our organizational growth, elimination of the tax benefit and the costs associated with our growth through acquisitions.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents of $6,986, compared to $6,101 at December 31, 2007.  In connection with the amendment to our Loan and Security Agreement described below, we agreed to maintain a minimum cash balance (tested monthly) of $2,500 through December 2010. We have used, and plan to use, our unrestricted cash for general corporate purposes, including working capital as well as acquisitions. We have funded our growth primarily through the private sale of equity securities and through current and long term debt and working capital.  At September 30, 2008, our total liabilities were $41,322 and were comprised mostly of term debt and borrowings outstanding under our credit line, and outstanding accounts payable.  Net cash used in operating activities for the nine months ended September 30, 2008 was $389, primarily the result of the net loss incurred, partially offset by collection of trade receivables and changes in various non-cash items. Net cash used in investing activities was $4,938 for the nine months ended September 30, 2008, primarily used to acquire the assets of Delta and Aware, to purchase demonstration equipment, office equipment, and third-party software and for loans made pursuant to certain promissory note agreements entered into with potential acquisition targets.  Net cash provided by financing activities was $6,212 for the nine months ended September 30, 2008, primarily due to the increased borrowings under our Loan and Security Agreement described below.

Given the amount of our current unrestricted cash and cash equivalents, short-term investments and accounts receivable, we believe that we will have sufficient liquidity to meet our capital requirements for at least the next 12 months. We may increase our expenditures consistent with the anticipated growth of our business and we may seek to acquire complementary businesses or technologies, which may require us to raise additional funds sooner than expected. We may seek to raise additional funds through either one of or a combination of the following: the sale or issuance of equity securities, the issuance of debt securities, or obtaining additional credit facilities. The sale of equity securities or issuance of equity securities in future acquisitions could result in dilution to our stockholders and the incurrence of debt would result in an increase in our interest expense. Any debt financing obtained by us in the future could involve restrictive covenants similar to those contained in our current loan and security agreement relating to capital raising activities and other financial and operational matters that might make it more difficult for us to pursue business opportunities, including potential acquisitions.  There can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain financing on acceptable terms, if at all.

Line of Credit and Term Loan

Hercules Technology Loan Agreement

On May 1, 2008, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (the “Lender”).  On November 19, 2008, we entered into an amendment to the Loan and Security Agreement.  Among other things, the amendment reduced the maximum commitment of the revolving credit facility, eliminated the incremental term loan facility of $500, increased the interest rates on outstanding borrowings and amended certain financial covenants.  The description of the revolving credit facility and term loan facilities set forth below incorporates the new terms of the Loan and Security Agreement after giving effect to the amendment.

The Loan and Security Agreement provides us with a revolving credit facility with a maximum commitment of up to $9,000 and a term loan facility of up to $12,000, subject to certain limitations on the revolving line of credit.  The proceeds of the loans were used, in part, to refinance our indebtedness owing to Sovereign Bank under a Loan and Security Agreement that was entered into in March 2006 and terminated on May 2, 2008.  Borrowings under the agreement may be used for permitted acquisitions and for general corporate and working capital purposes.  At September 30, 2008, we had $12,000 of indebtedness outstanding under the Hercules term loan and $9,000 outstanding under the revolving credit facility.

The amount that is available to be borrowed under the revolving credit facility is limited to the lesser of the maximum availability at such time and 85% of our eligible accounts. Eligible accounts, as defined in the loan agreement, exclude certain account criteria that the lender considers risky. Until our three month consolidated EBITDA exceeds $1,500, the borrowings under the revolving credit facility may not exceed 85% of our eligible accounts minus $2,500.

The term loan bears interest at an annual rate equal to the greater of 13.25% (10.5% prior to the amendment) or the prime rate plus 8.75% (4.5% prior to the amendment), plus an additional 1.75% of interest that will be paid in kind and added to the principal amount of the term loan.  The interest rate for the revolving credit facility is the greater of 11.25% (8.5% prior to the amendment) or the prime rate plus 6.75% (2.5% prior to the amendment).  The interest rate on outstanding borrowings under the revolving credit facility and the term loan will increase by 1% on February 15, 2009 and by an additional 1% on May 16, 2009 unless prior to those dates we have executed a definitive agreement to sell or merge the Company or we have raised $5,000 of additional equity or subordinated debt on terms acceptable to the Lender.  We cannot guarantee that we can execute such an agreement of sale or merger or raise additional equity or subordinated debt by those dates.

Interest is payable on the first business day of each month.  In the event that any payment is not timely made, a late fee equal to 5% of the past due amount is payable on the demand of the Lender.  Upon the occurrence and during the continuance of an event of default, all amounts then owing to the Lender under the agreement and the other loan documents will bear interest at the then current rate plus 3%.

The term loan matures on May 1, 2012.  The principal amount of the term loan is required to be repaid in installments on the first business day of each calendar month commencing on January 1, 2009 and continuing through the maturity date.  In addition, we are required to apply 25% of our excess cash flow, as defined by the agreement, toward prepayments of the term loan.  Voluntary prepayments of the term loan are subject to a prepayment charge equal to a percentage of the term loan being prepaid.  Revolving loans mature on November 1, 2009.  Upon the earliest to occur of (i) demand from the Lender at any time between November 1, 2009 and May 1, 2012, (ii) the acceleration of our obligations under the agreement, (iii) the term loan maturity date, and (iv) prepayment in full of our obligations under the agreement, we will be required to pay to the Lender an amount equal to the greater, as of such date of determination, of (x)  $900 (increased from $625 prior to the amendment), and (y) an amount equal to 3.0% of the amount by which our market capitalization exceeds $50,000 (decreased from $100,000 prior to the amendment).  Our obligations under the agreement are secured by all of our personal property, including all of the equity interests of in our subsidiaries.

The agreement contains various affirmative and negative covenants, including covenants that restrict our ability to incur indebtedness, make investments, make payments in respect of our capital stock, including dividends and repurchases of common stock, sell or license our assets, and engage in acquisitions without the prior satisfaction of certain conditions.  The agreement also requires us to maintain a minimum consolidated EBITDA measured on a trailing three month basis (prior to the amendment the test was made on a trailing twelve month basis) as of the last day of each month during the period from October 2008 through April 2012 (prior to the amendment the monthly test only ran through December 2008), and a maximum leverage ratio measured as of the last day of each month during the period from December 2009 through April 2012.  The amended monthly minimum EBITDA test and monthly maximum leverage ratio are as follows:

The amended monthly minimum EBITDA test is as follows:

Measurement Period Ending	Consolidated Adjusted EBITDA
October 31, 2008	$(600,000)
November 30, 2008 to April 30, 2009	$100,000
May 31, 2009 to July 31, 2009	$250,000
August 31, 2009	$500,000
September 30, 2009	$1,000,000
October 31, 2009	$2,500,000
November 30, 2009	$2,500,000
December 31, 2009 to April 30, 2012	$3,000,000

The amended consolidated total adjusted leverage ratio for any twelve month measurement period ending during any fiscal month commencing with the month ending December 31, 2009, to be greater than the amount set forth below opposite such Measurement Period ending date:

Measurement Period Ending	Consolidated Total Adjusted Leverage Ratio
December 31, 2009	3.0 to 1
January 30, 2010	3.0 to 1
February 28, 2010	3.0 to 1
March 31, 2010	2.75 to 1
April 30, 2010	2.75 to 1
May 31, 2010	2.75 to 1
June 30, 2010	2.5 to 1
July 31, 2010	2.5 to 1
August 31, 2010	2.5 to 1
September 30, 2010	2.25 to 1
October 31, 2010	2.25 to 1
November 30, 2010	2.25 to 1
For each Twelve Month Measurement Period ending on during any fiscal month commencing with the month ending December 31, 2010, to and including the month ending April 30, 2012	2.0 to 1

Upon an event of default under the agreement the Lender may opt to accelerate and demand payment of all or any part of our obligations under the agreement.

Under the amended terms, we are not permitted to pay any amounts owing under the earn-out agreements that we entered into in connection with our acquisitions of HIA or Delta if our total leverage after giving effect to such payment is greater than 3.00 to 1.00.  We are currently seeking the consent of the other parties to these earn-out agreements.  There can be no assurance that we will be able to obtain these consents on terms favorable to us or at all.

Significant Contractual Obligations

As of September 30, 2008, our significant contractual obligations were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt obligations	$16,225	$1,276	$10,385	$4,564	$—
Capital lease obligations	130	78	52	—	—
Operating lease obligations	1,227	565	641	21	—
Vendor obligations	4,875	1,500	3,000	375	—

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

In December 2007, FASB issued SFAS No. 141(R) Business Combinations (SFAS 141(R)). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. We are in the process of evaluating the impact of this pronouncement on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. We do not expect the adoption of SFA 160 to have a material effect on our consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 was issued to help companies that may not have adequate exercise history to estimate expected terms for future grants. We do not expect the adoption of SAB 110 to have a material effect on our consolidated financial statements.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.  Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•	our limited operating history and the limited information available to evaluate our business;

•	our ability to operate profitably and manage the growth of our business;

•	changes in economic, business or industry conditions;

•	our ability to find additional financing necessary to support our operations and our strategic objectives;

•	our ability to successfully integrate acquisitions with our existing operations;

•	our ability to retain, replace and hire experienced senior management;

•	our relationships with our customers, key industry relationships and other third parties on which we rely;

•	competition in the industries in which we compete;

•	our ability to introduce new products and services and maintain products and service quality;

•	our ability to protect our intellectual property rights; and

•	restrictions on our operations contained in our loan and security agreement.

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

The fair value of our cash and short-term investment portfolio at September 30, 2008, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our investment portfolio is not material.

The carrying value of our long-term debt at September 30, 2008 approximates its fair value. Our long-term debt is set at the higher of 13.25% or 7.25% over the then current prime interest rate.  An increase in market rates of interest would have to change by greater than 1.0% to have an impact on our annual interest expense. An increase in the prime rate of 1.25% would increase our annual interest expense by approximately $20 and a decrease in market interest rates by 1.25% would not have any effect on our annual interest expense.

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

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit No.	Description

10.1	First Amendment to Earn Out Agreement by and between InfoLogix Systems Corporation and Healthcare Informatics Associates, Inc. dated as of August 23, 2008.*
10.2

First Amendment to Loan and Security Agreement by and between InfoLogix, Inc., InfoLogix Systems Corporation, Embedded Technologies, LLC, OPT Acquisition LLC, and InfoLogix - DDMS, Inc., and Hercules Technology Growth Capital, Inc. dated November 19, 2008.*

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on November 19, 2008.

INFOLOGIX, INC.

By:	/s/ David T. Gulian
David T. Gulian
President and Chief Executive Officer

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and Principal Accounting Officer