Form 10-K
period 2008-12-31
InfoLogix Inc
filed 2009-04-15
CIK 1315320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $31,997,187 based on the closing price as reported on the NASDAQ Capital Market. (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

         The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date,

Class	Outstanding at March 26, 2009
Common Stock, $.00001 par value per share	25,602,267 Shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under Item 1A "Risk Factors" included in Part I of this report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

  •
  our ability to operate profitably and manage the growth of our business;

  •
  changes in economic, business or industry conditions;

  •
  our ability to find additional financing necessary to support our operations and or strategic objectives;

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

        All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, current expectations, forecasts, and plans and objectives of management are forward-looking statements. When used in this report, the words "will," "may," "believe," "anticipate," "intend," "estimate," "expect," "should," "project," "plan" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained herein, except as required by federal securities laws. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. We have disclosed important factors that could cause our actual results to differ materially from our expectations under Item 1A "Risk Factors" in Part I of this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

 PART I

Item 1.    Business

General

        InfoLogix, Inc. is a Delaware corporation that was organized under the laws of the State of Nevada on November 22, 2004 and subsequently merged with and into a corporation organized under the laws of the State of Delaware on November 22, 2006. On November 29, 2006, InfoLogix Systems Corporation (formed in 2001), a Delaware corporation, merged with and into a wholly-owned subsidiary of InfoLogix, Inc. As a result, InfoLogix, Inc. is a holding company for, and conducts substantially all of its operations through, its wholly-owned subsidiary InfoLogix Systems Corporation. References throughout this report to "we", "us", "our", "the Company" and "InfoLogix" are references to InfoLogix, Inc. and its wholly-owned direct and indirect subsidiaries unless otherwise indicated. Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation, and all dollar amounts are presented in thousands.

Overview

        InfoLogix is a provider of enterprise mobility solutions for the healthcare and commercial industries. We provide these solutions to our customers by utilizing a combination of products and services, including consulting, business software applications, mobile managed services, mobile workstations and devices, and wireless infrastructure. Our solutions are designed to allow the real time usage of data throughout a customer's enterprise in order to enhance workflow, improve customer service, increase revenue and reduce costs. We sell wireless communication and computing devices, including mobile workstations that connect to a customer's wireless network so that information can be accessed from any location within the enterprise. We also implement customized and third-party software applications and provide radio frequency identification (RFID) technology, a data-exchange method using transponders that store and remotely send or retrieve information, to enable the transmission and processing of that information between the customer's information system and its wireless communication and computing devices. We also offer professional services that support and complement a customer's wireless computing systems and enterprise-wide software implementations, including consulting, mobile managed services, training, engineering, technical support and network monitoring.

        Historically, the sale of mobile workstations and other wireless devices has represented a majority of our net revenues. In the past three years, we have been transitioning our business to offer higher margin software applications, consulting and other professional services. With our focus on selling software and services, we believe that we can provide more comprehensive enterprise mobility solutions to our customers. These solutions involve:

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

        We have incurred significant net losses from 2006 through 2008, including net losses of $13,184 for the year ended December 31, 2008. We have substantial liquidity requirements related to the repayment of our revolving line of credit that comes due on November 1, 2009 and to earn out payments for past acquisitions. As a result, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2008. We have undertaken a series of actions to reduce costs and are pursuing various initiatives to continue as a going concern and to provide for our future success. Our plans regarding these initiatives are discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Going Concern," and may include additional financing, one or more strategic transactions, restructuring our debt, and further cost control initiatives. Our continued operations are dependent on our ability to implement those plans successfully. If we fail to do so, we may not be able to continue as a going concern.

        Despite our history of losses and the difficult economic climate, we believe that we are well positioned to capitalize on the development, proliferation and convergence of enterprise mobility solutions in the marketplace. We believe that the application of our knowledge and experience in combining industry leading wireless infrastructure with proprietary and third-party software creates solutions that address our customers' critical needs. Because we do not depend on any particular technology or network carrier, we believe that we can provide tailored solutions in a rapidly changing technological landscape. Also, as market conditions continue to evolve, we believe that our solutions are adaptable to customers in any industry and scalable to customers of varying size or technological sophistication.

Services and Products

        Our implementation and support organization provides solutions that include consulting, business software applications, mobile managed services, mobile workstations and devices, and wireless infrastructure. Our services and products are designed to help our customers enhance workflow, improve customer service, increase revenue and reduce costs. We believe our services and products address several functional applications including, for example, in enterprises in the following industries:

  •
  Healthcare.  Healthcare providers are under constant pressure to increase the deployment, productivity and utilization of their electronic medical record systems, while maximizing the safety and efficacy of the care they provide and maintaining the integrity and privacy of information. The use of portable devices in combination with wireless technology allows access to information at the point of care or wherever else the information may be required. RFID technology combined with customized software applications enables real time tracking of patients, medical equipment and devices by the healthcare provider.

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

  •
  Manufacturing.  Manufacturing logistics relies on accessing current information as it relates to materials and parts inventory pipelines to enable just-in-time manufacturing processes. An example of a manufacturing enterprise mobility solution are wireless devices used to capture information on the warehouse floor and integrate that information into databases of the manufacturer, which facilitates improved financial management, inventory control and tracking of customer orders.

  •
  Retail.  Retail applications rely on accessing information at the point of sale and ensuring automatic replenishment of inventories. In addition, retailers need to accurately produce and capture shelf labels for in-store marketing. Examples of retail enterprise mobility solutions include wireless point of sale devices used by customers to securely complete financial transactions at a single location by a credit or debit card and bar-code scanning devices used to enable employees to quickly and efficiently perform physical inventories.

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

        Through our recent acquisitions of the businesses of Healthcare Informatics Associates, Inc., or HIA, and Delta Health Systems, Inc., or Delta, we have established capabilities as a national management and clinical systems consulting company for the healthcare industry. Through the recent acquisition of the business of Aware Interweave, Inc., or Aware, we have established capabilities with expertise as a software and services partner within the SAP® supply chain execution and mobility business. Through the recent formation of our SAP® Global Services Group, we aim to bring increased efficiency to SAP® customers in multiple industries, including pharmaceutical, retail, consumer packaged goods, third-party logistics, wholesale distribution, and utilities.

        Our professional services and solutions expertise in the healthcare market includes:

  •
  electronic medical record system implementation and support;

  •
  computerized physician order entry;

  •
  healthcare information system selection;

  •
  strategic cost management;

  •
  information technology strategic planning;

  •
  return on investment analysis;

  •
  e-charting; and

  •
  workflow design.

        Our professional services and solutions expertise in commercial markets includes designing and implementing solutions using SAP® logistics applications, developing customized software applications, and also designing, developing, and improving wireless networks.

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

        Training modules developed and implemented to date include HIPAA privacy and security training, clinical application training templates (Epic electronic medical records systems, MEDITECH computerized physician order entry and electronic medical record systems, Siemens AG Medication Administration Checker training, McKesson Corporation's Horizon Expert Documentation clinical documentation training and Medical Information Technology, Inc.'s nursing training) and an assessment and certification module, designed to test, certify, provide feedback, and report on clinical courseware retention. We have several other e-Learning software modules currently under development.

Products and Software

Mobile Workstations and Devices

        We develop, implement and sell wireless mobile workstations and devices. Our mobile workstations provide the basis for hardware and software solutions that create a gateway into a customer's information technology systems. Mobile workstations can be configured to address a broad continuum of a customer's mobile computing needs. Customers are provided the option to mount on our workstations our proprietary form-factor PCS, RFID medication administration solutions, proprietary power solutions, liquid crystal display flat panel monitors, laptop computers, tablet PCs, keyboards, bar-code data collection devices and other mobility-enabled equipment. As a result, users can gain ready access to the most current information required to complete tasks in an efficient manner.

        Our mobile workstations and devices include:

  •
  Mobile Point of Care Workstations.  Our mobile point of care workstations can be customized for hospital medication administration. This automated point of care medication administration system, which operates in conjunction with a hospital pharmacy's information technology systems, is designed to reduce medication errors and associated complications. Nurses scan the bar-coded medication to confirm the correct dose of medication and the patient's bar-coded wristband to ensure that the correct patient is receiving the appropriate dose of medication at the right time. We have been selling this product line since 2002, and currently have over 60,000 units deployed across the healthcare market. Our point of care product line represented approximately 34% of our total net revenue in 2008.

  •
  Picture Archival and Communications System (PACS) Display.  The Dual Monitor PACS mobile workstation can eliminate the cost and disruption of remodeling an operating room when deploying PACS workstations. This workstation allows for liquid crystal display monitors to be mounted side-by-side on the workstation.

  •
  Mobile Point of Activity Workstations.  Our mobile point of activity workstations are designed to deliver productivity gains from efficient employee interaction, improved data collection and dissemination, and increased client employee and client customer satisfaction. Our mobile point of activity workstations are constructed of durable materials and feature small, sturdy bases, secure wheels and durable handles to provide smooth operation and a spacious desk-top work area. The workstations are versatile, supporting unique combinations of laptops and tablet personal computers, proprietary power solutions, bar-code data collection devices and other peripheral hardware solutions. Our mobile point of activity workstations typically include mounted printer technologies.

  •
  Mobile Point of Sale Devices.  Our point of sale solutions offer retail and field service clients a complete wireless transaction platform in a mobile hand-held device. Our system is specifically designed for clients employing a mobile workforce who need to manage inventory, conduct surveys, track assets and collect payments. Offering advanced technological features, we deliver integrated radio systems, as well as a built-in one-dimensional or two-dimensional bar-code data collection device, a thermal printer, a magnetic stripe reader, directional/numeric keypad and a color touch screen.

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

Software

        We have dedicated significant resources and capital to developing, acquiring and partnering with leading software firms to deliver a full range of software applications. These software applications are designed to facilitate and integrate tracking and delivery solutions for our customers. We continue to focus on developing our mobility solutions to include robust software applications that have changed our business model to include recurring revenue from software licensing and support service. Our proprietary software applications include the following:

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

  •
  MRS-Web.  Through our acquisition of Delta, including Delta's propriety On-Demand Executive Information System (EIS) we now have the ability to provide strategic cost management and productivity consulting services to hospitals across North America. In addition to our consulting services, we license our proprietary web-based MRS-Web software which provides all levels of hospital management with an on-demand tool for continuous monitoring of cost management performance metrics, including specific operational targets.

  •
  Co-Pilot Mobile Foundation.  Through our acquisition of Aware, we acquired its mobile product solution suite, the Co-Pilot series, which is tailored specifically for users of SAP® software, and also adaptable to other back-end systems. This series allows us to provide our clients with access to business critical applications from mobile workstations.

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

  •
  RFID Solutions for Vehicle Tracking and Fleet Management.  Our RFID vehicle tracking solution is intended to assist companies in managing their distribution process. We believe that these solutions are particularly useful in the construction and transportation industries to help our customers track vehicle movement through various pickup or loading locations. Our RFID vehicle tracking solution is designed to replace manual reporting of departure and arrival times, weight, and other data gathered at the destination or site locations with automation and to allow fleet managers to monitor and track their vehicles, which should provide the following benefits:

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

  •
  Supply Chain and Logistics Products.  We provide mobile wireless solutions to facilitate supply chain management. We offer a wide variety of barcode readers ranging from simple keyboard wedge bar code scanners to advanced radio frequency terminals, and also provide consulting support for those products. We believe that the benefits from our supply chain and logistics products are:

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

Mobile Managed Services

        Our mobile managed services are designed to provide our customers with external asset management and system monitoring and support that enable their mobile technology to operate without interruption and at peak performance levels. We offer mobile managed services to our customers through a dedicated in-house support staff that can monitor and maintain as much of a customer's information technology systems as the customer desires. We take a proactive approach to identifying and solving problems within a customer's wireless network systems, which we believe is an attractive alternative to the typical reactive approach to information technology support.

        In general, we provide mobile managed services through an ongoing contracted arrangement that is budgeted and invoiced periodically as opposed to our professional services, which are typically one-time engagements that run through product deployment. Examples of our managed services include:

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

        Our mobile managed services are generally offered through service level agreements that range from two to five years.

Sales and Marketing

        We employ several methods to sell our services and products, including direct selling, an inside sales approach and channel partner programs. Our direct selling and inside sales approach aims to align the compensation paid to our sales representatives with our business strategy. Sales representatives are paid largely on a commission basis based on revenue for services and gross profits for products sold.

        Our direct sales force is primarily geographically based to support a regional strategy focused on one-to-one selling. In addition, many of our sales representatives specialize in a particular industry or industries, which we believe makes them more effective in understanding the needs of our customers and ultimately generating more sales. Over the past year we have approximately doubled the size of our sales force. We currently employ approximately 45 direct sales representatives located across the United States, including our inside sales staff. In general, new sales representatives take approximately six to nine months to generate leads, initiate contacts and become integrated into the purchasing cycle of our customers.

        Our inside sales strategy focuses on telephonic and email communications. These sales representatives work from within our offices and are responsible for handling inbound sales orders and for following up with customers. To support this sales approach, we use a sales force automation system that integrates our inside and outside sales force, customer service representatives, marketing support staff and management through our email system.

        We also sell and market our services and products through a network of key relationships, including channel partners. These relationships are synergistic—we refer business to our key relationships from our existing customers and, in exchange, we receive preferential pricing and referrals from these key relationships. Our business development and channel management staff develop relationships with our channel partners both at the management level and, we believe more importantly, at the field sales level. We provide incentives to our channel partners to actively pursue opportunities to market and sell our services and products with our support. In addition, we intend to continue to leverage our key relationships and channel partners by increasing the amount of business, in particular that portion of our business surrounding hardware and wireless device sales, done through these partners while directing our direct sales team to focus on selling our higher margin consulting and other professional services.

        We market our services and products through a variety of other methods, including industry trade shows and professional conferences, public relations and targeted marketing campaigns, our corporate website, and search engine optimization and marketing.

Customers

        We have delivered enterprise mobility solutions to over 2,200 customers in North America, including over 1,400 hospitals and 800 commercial enterprises since we began operations in 2001. As a percentage of total net revenue, our five largest customers accounted for, in the aggregate, approximately 38%, 34%, and 24% of our net revenues for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, 2007 and 2006, we had one, two and one, respectively, customers that individually comprised 10% or more of revenue. Management does not believe that the loss of any single customer will have a material adverse effect on our business or results of operations.

        We generated net revenues from customers located in the United States of $100,216, $75,474 and $61,913 in the years ended December 31, 2008, 2007 and 2006, respectively. We generated net revenues from customers located outside of the United States of $500, $3,300 and $200 in the years ended December 31, 2008, 2007, and 2006, respectively.

Strategic Acquisitions in 2008

Acquisition of Assets of Delta Health Systems, Inc.

        In May 2008, we acquired substantially all of the assets of Delta Health Systems, Inc., or Delta. The assets acquired relate to Delta's business of providing strategic cost management consulting services and web-based management data collection and work-flow analytics to the healthcare industry. We expect this acquisition to further our strategic plans by enabling us to combine our existing solutions with higher margin professional services. We believe the Delta acquisition will allow us to reach further into our healthcare customer organization's to bring critical workflow and human resource utilization efficiencies that support our mobile solutions. During 2008, we began to realize economies of scale through selling combined solutions to mutual clients of Delta.

        The purchase price was $1,673, which consisted of $1,465 in cash and $208 in acquisition costs. We also entered into an earn out agreement pursuant to which Delta is eligible to earn additional consideration in the subsequent two-year period (each year, an "Earn Out Period") after the closing of the transaction. Delta can earn up to $500 in the first Earn Out Period and up to $500 in the second Earn Out Period upon achievement of gross revenue targets described in the Earn Out Agreement. At the end of the two year period, if Delta has not already earned the $1,000 of additional consideration in respect of each of the two Earn Out Periods, Delta may earn an amount equal to the $1,000 of additional consideration less any amounts previously paid in respect of the two Earn Out Periods upon the achievement of certain cumulative financial milestones during the two-year earn out period.

Acquisition of Assets of Aware Interweave, Inc.

        In May 2008, we acquired substantially all of the assets of Aware Interweave, Inc., or Aware. The assets acquired relate to Aware's business of providing mobile software solutions to a variety of customers including federal government agencies, fortune 1000 companies and healthcare and life science organizations. The acquisition is consistent with our strategic plan to add intellectual property and higher-margin services and application software licensing, while allowing us to provide our customers with access to new solutions. The acquisition of Aware allowed us the opportunity to enable users of SAP® software and applications to significantly improve their visibility, response time, and revenues by providing access to business-critical applications without being tied to the office or desktop computer. Aware has developed a mobile product solution suite, the Co-Pilot series, which is tailored specifically for users of SAP® software, and also adaptable to other back-end systems.

        The purchase price was $2,479, which consisted of 500,000 shares of our common stock, valued at $1,030, cash net of cash acquired of $1,318, and $131 of acquisition costs. The issuance of the shares of common stock was unregistered and the shares are initially subject to a two-year lockup. We have placed 105,820 shares of the common stock in an escrow account for a period of eighteen months as security for indemnification obligations under the asset purchase agreement.

Strategic Acquisitions in 2007

Acquisition of DDMS Holdings, LLC

        On April 9, 2007, we acquired all of the assets of DDMS Holdings, LLC. The acquired assets consist of five patents issued in the U.S., and four patents issued in foreign countries, along with one published U.S. patent application and five pending foreign patent applications. The patents and patent applications relate to a system for managing the delivery of pharmaceutical drugs through the use of RFID technology. The purchase price consisted of $200 in cash and 400,000 shares of our common stock. The shares of common stock are unregistered. Both of the former shareholders of DDMS Holdings, LLC were granted options to acquire 30,000 shares of our common stock. We believe this acquisition has provided us with protections related to our on-going sale and development of RFID technologies and mobility solutions across our business.

        We also entered into a ten-year consulting agreement with LM Consulting LLC, an entity wholly owned by the former shareholders of DDMS. Under the consulting agreement, LM Consulting will provide up to 20 hours of consulting services per month. The consulting services will be rendered by the former owners of DDMS, who are the original inventors of the patented technologies, and will consist of services related to the commercialization and development of the patents and other intellectual property acquired from DDMS. LM Consulting is entitled to receive a consulting fee during the term of the consulting agreement equal to 36% of the revenue generated by the patents after deducting (i) certain expenses related to the generation of those revenues and (ii) a portion of the funds expended by us in maintaining and expanding the patents.

Acquisition of Certain Assets of AMTSystems, Inc.

        On May 10, 2007, we acquired certain assets of AMTSystems, Inc., including the rights to existing relationships with customers, vendors and partners, and the intellectual property rights behind AMTSystems' clinical and financial mobility solutions for healthcare. The purchase price consisted of $100 in cash and 138,160 shares of our common stock at closing, and $500 in cash payable in 72 equal monthly installments, plus interest. The shares of common stock issued in the transaction are unregistered and are subject to a two-year lock-up.

        The addition of professional staff from AMT has enabled us to enhance our software development capabilities and our barcode and RFID technology offerings. The focus of this acquisition has been on the integration of clinical and financial systems through software applications that operate on mobile computing devices enabling materials management, patient charge capture, and a full line of proof positive patient identification solutions.

        In connection with the acquisition, we entered into a two-year employment agreement with Todd D. Stewart. Under the employment agreement, Mr. Stewart was appointed to the position of Director, Healthcare Technology Sales, is entitled to receive an annual base salary of $125 plus related sales incentive commissions, and received options to purchase 30,000 shares of our common stock, pursuant to our 2006 Equity Compensation Plan.

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

        The cash purchase price payable at closing was $5,500 (subject to a post-closing working capital adjustment) of which $900 was placed into escrow to fund a portion of certain employee retention payments to be made to HIA's employees over a three-year period after the closing. In addition, $1,557 from HIA's cash account was deposited into an escrow account to be used to fund any working capital adjustment payable to the Company, all of which was subsequently released back to HIA in January 2008. We also deposited approximately $83 into escrow representing certain outstanding customer invoices due to HIA. We have collected the amounts due under those invoices so we released an equivalent amount to HIA from the escrow in January 2008.

        In addition to the cash consideration described above, the purchase price for the assets of HIA included 755,478 unregistered shares of our common stock and a $3,500 convertible subordinated promissory note issued by our wholly-owned subsidiary, InfoLogix Systems Corporation. The note bears interest at a rate of 9% per annum, compounding annually until the principal amount is paid in full. The principal amount of the note and all accrued interest are payable in full on September 30, 2010. The outstanding unpaid principal amount of the note is convertible at the option of HIA into unregistered shares of our common stock at a conversion price of $5.50 per share. We may also require HIA to convert all or any portion of the outstanding unpaid principal of the note into our unregistered common stock at a conversion price of $5.50 per share if the closing bid price of our common stock for at least 45 consecutive trading days equals or exceeds $8.00 per share. Any accrued but unpaid interest on the note at the time of any conversion will be paid, at our option, either in cash or in additional shares of our common stock at a conversion price of $5.50 per share. HIA may also, at its option, declare the note payable in full upon the occurrence of a change of control (as defined in the note) of InfoLogix Systems. The note also contains customary events of default that would allow HIA to accelerate the amounts payable under the note, including any default on our senior debt. The note is subject to a subordination agreement with Hercules Technology Growth Capital, Inc., our senior lender. The note also grants HIA the right to require us to redeem a portion of the unpaid and outstanding principal of the note if we engage in an offering of our equity securities, the primary purpose of which is to raise capital.

        In addition, we entered into an earn out agreement pursuant to which HIA is eligible to earn additional consideration in respect of the two years after the closing of the acquisition. In August 2008, we entered into an amendment to the earn out agreement that extended the first earn out period from twelve months to fifteen months ending December 31, 2008, and amended certain financial calculations used to determine our earn out liability. Based on satisfaction of certain financial milestones described in the earn out agreement, we have recorded an adjustment of approximately $1,958 to the purchase price as an increase to goodwill, which reflects the amount that HIA earned under the earn out for the first year following closing and is also the maximum amount HIA could have earned. We have not yet made any payment in connection with this earn out obligation, and are currently in discussions with HIA regarding this payment. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further discussion regarding payment of the HIA earn out. HIA can earn up to $2,500 in the second year following closing upon satisfaction of certain financial milestones described in the amended earn out agreement. To the extent HIA exceeds those milestones it may earn additional consideration equal to 25% of such excess.

        In connection with the acquisition, we entered into a two-year employment agreement with Gerald E. Bartley, a 50% stockholder of HIA. Under the employment agreement, Mr. Bartley was appointed to the position of Executive Vice President and Managing Director of our Healthcare Consulting Group and is entitled to receive an annual base salary of $250. In addition, Mr. Bartley is entitled to participate in such incentive compensation plans and equity plans that we provide to employees from time to time. Mary Ann Bartley, the other 50% stockholder of HIA, also entered into a one-year employment agreement with us in connection with the acquisition, which has since expired.

Patents and Proprietary Technology

        We file patent applications to protect technology, innovations and improvements that we consider important to the development of our business. Throughout our history, we have proactively invested in and acquired intellectual property assets. We continue to partner and invest to develop, capture and deliver unique, high-quality, differentiated and cost-effective mobile workforce technology solutions for our customers. We have 19 issued patents in the U.S. related to wearable computers and surrounding RFID technology that manages proper medication delivery and administration. We also have 15 patent applications pending with the U.S. Patent and Trademark Office related to medication delivery and administration and a proprietary power solution specifically designed for mobile workstations, a system and method for live interactive distance learning, and related mobile wireless computer systems. The patents for which we have received a final issuance have remaining legal lives that vary from 4 to 16 years.

        We have also developed other proprietary solutions, including form-factor PC technologies designed specifically for low power consumption, handheld and kiosk point-of-sale devices and several customized software applications. We seek to protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries.

        We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our employees, consultants, customers, business partners, and other third parties. As a condition of employment, we require that all full-time and part-time employees enter into an inventor assignment and non-disclosure agreement.

        We intend to continue to broaden the scope of our intellectual property portfolio, which we consider critical to our future product development and an important source of potential value. We might choose to acquire additional intellectual property through selective acquisitions, as we did through our acquisitions of Delta, Aware and DDMS Holdings LLC, as well as to develop our own propriety solutions. If we are unable to protect our patents and proprietary rights, our reputation and competitiveness in the marketplace could be materially damaged.

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

        We sell and support mobile point of care workstations with over 60,000 of our units currently in use in the U.S. healthcare market. In this business, we compete with a variety of companies, including furniture and fixture distributors and several nationally known mobile cart manufacturers and distributors. The larger competitors include Stinger Medical (in business for over ten years and the first company to provide mobile carts to the healthcare industry), Flo Healthcare (the holder of several patents on mobile computing and now owned by Emerson Storage Solutions), Ergotron, Rioux Vision (now owned by Omnicell), Rubbermaid, NAware, Lionville (also owned by Emerson Storage Solutions), Howard Computer, Artomick and EnovateIT.

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

Manufacturing

        We engage third parties to produce our mobile point of care and point of activity workstations, form factor and tablet computers, and wireless kiosk products. We currently do not have a long-term contract with the company providing us with the majority of these products. Most of the manufactured products are shipped directly from the manufacturing facility to our customer site. Our employees provide on-site customized assembly and installation, upon request of our customers.

Employees

        As of December 31, 2008, we had 206 employees of which 45 were in sales and marketing, 94 were in professional consulting services and e-Learning, 32 were in software engineering, quality assurance, and field services, 19 were in operations and customer support, and 16 were in finance, executive and administrative capacities. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

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

Risk Relating to Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

        As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Going Concern," based on our history of losses and substantial liquidity requirements related to the repayment of our revolving line of credit that comes due on November 1, 2009 and to earn out payment obligations, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2008. The presence of this explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it more challenging for us to raise additional financing or refinance our existing indebtedness.

        We have undertaken a series of actions to reduce costs and are pursuing various initiatives to continue as a going concern and provide for our future success. Future initiatives may include additional financing, one or more strategic transactions and further cost control initiatives. Our continued operations are dependent on our ability to implement those plans successfully. If we fail to do so, we may not be able to continue as a going concern.

Risks Relating to Our Indebtedness

We have violated certain financial covenants to our senior credit facility and while we are in discussions to amend the facility, including a waiver of those violations, there can be no assurance that we will obtain any such amendment or waiver.

        We have entered into a loan and security agreement that provides us with a $9.0 million line of credit as well as a term loan facility with a principal amount of $12.0 million. The line of credit must be repaid by November 1, 2009. The term loan is repayable in monthly installments with a final payment due on May 1, 2012. The loan and security agreement contains restrictions and covenants and requires us to maintain specified financial ratios and tests. For example, the loan and security agreement restricts our ability, among other things, to incur additional indebtedness, to acquire other companies or the assets of other companies, to sell or license our assets and to pay dividends without the lender's consent. If we fail to meet or satisfy any of the restrictions, covenants, financial ratios or financial tests, we would be in default under the loan and security agreement. The loans are secured by all of our assets and the assets of our subsidiaries, as well as a pledge of the common stock of InfoLogix Systems Corporation (which is the entity through which we conduct substantially all of our operations). An event of default under the loan and security agreement, including failure to comply with the covenants, would give the lender the right to declare all amounts outstanding under the credit facility due and payable and enforce its rights to foreclose on the collateral securing the loans.

        As of December 31, 2008, we were not in compliance with the minimum adjusted EBITDA required under our loan and security agreement and we were not in compliance with the minimum consolidated EBITDA for the three-month periods ended January 31, and February 28, 2009. As a result of the covenant violation, we currently are not permitted to borrow additional funds under our revolving facility. Also as a result of the covenant violation and because our total leverage ratio exceeds 3.00 to 1.00, we are prohibited from satisfying our earn out obligations related to our acquisition of the assets of Healthcare Informatics Associates, Inc. ("HIA"). Due to our inability to comply with these covenants, we are in discussions with our lender, Hercules Technology Growth Capital, Inc. ("Hercules"), to amend our loan and security agreement to restructure its terms, including to waive past violations and to revise the financial covenants and the amortization related to the term loan portion of the facility. While we remain in discussions with Hercules regarding an amendment, we have not obtained, and there can be no assurance that we will obtain, any such amendment. We have incurred, and will continue to incur, additional costs in connection with our negotiations of an amendment.

        Further, on March 12, 2009, Hercules sent us a letter serving as a notice of events of default and reservation of rights (the "First Notice Letter"). Pursuant to the First Notice Letter, Hercules informed us that it believed certain events of default existed under our loan and security agreement, namely that, commencing on February 26, 2009 and through March 11, 2009, we had failed to reduce the aggregate Revolving Loan Advances to an amount less than or equal to the lesser of (x) the Borrowing Base or (y) the Maximum Revolving Loan Amount (as those terms are defined in the loan and security agreement). Hercules further asserted that we failed to promptly notify it of the alleged event of default because we did not inform Hercules of the overadvance until March 6, 2009. Hercules elected to charge us increased interest and a late fee of approximately $45 for the period of the overadvance. Furthermore, Hercules asserted additional events of default for our failure to deliver certain unaudited monthly financial statements and securities account control agreements. We have disputed both the amount of the interest and late fee charged to us for the overadvance as well as the assertion that we have failed to provide the required securities account control agreements, however we paid the default interest and fees. In addition, on March 25, 2009, Hercules sent us a second letter notifying us of an event of default for failure to comply with the financial covenant as of January 31, 2009 and charging us default interest of $78 for the period from February 1, 2009 through March 31, 2009, except the overadvance period for which default rate interest had already been paid. Hercules also informed us that, for periods subsequent to March 31, 2009, default rate interest will be payable monthly on the same date as regular interest unless Hercules chooses to demand payment of default interest on another date. Under the terms of our loan agreement with Hercules, late fees are equal to 5% of the past due amount and the default rate interest is equal to the applicable regular interest rate plus 3%.

        Hercules has not chosen to accelerate our obligations under the loan and security agreement, and has expressly not waived any events of default or any of its remedies under the loan and security agreement. We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations.

We require significant cash flows to satisfy our debt obligations and earn out payment obligations and do not currently have sufficient cash flow or financing alternatives to meet those obligations.

        Our indebtedness under our loan and security agreement and under our earn out agreement related to the acquisition of the assets of HIA involve significant payment obligations. Due to our violations of the financial covenants under our indebtedness with Hercules, we are prohibited from making payments on the HIA obligation. In addition, we do not have sufficient cash flow or financing alternatives to make these payments. This inability to make all required payments has forced us to seek waivers of our obligations and amendments of our agreements. We remain in discussions with Hercules regarding an amendment to restructure the terms of our loan and security agreement and with HIA regarding the earn out payment, but there can be no assurance that we will be able to obtain the resolutions we seek.

We will need additional financing to fund our operations and finance our growth; we may be unable to obtain financing on terms acceptable to us.

        We will be required to raise additional capital through either equity or debt financing to fund our operations, including any operating losses, and to implement our current or future strategies, including strategic acquisitions. Factors that could increase our need to seek additional financing include decreased demand and market acceptance for our products and services, the inability to successfully develop new products and services, competitive pressures resulting in lower pricing, new products and services offered by our competitors, and acquisition opportunities. In addition, if Hercules accelerates our obligations under the loan and security agreement or when our existing credit facilities expire, we would likely need to obtain replacement debt financing. The capital and credit markets in the United States have recently experienced extreme volatility and disruptions, and the current turmoil affecting the financial markets and the banking system, as well as the possibility that financial institutions may consolidate or go out of business, have resulted in a tightening in the credit markets and a low level of liquidity in many financial markets. These developments have made financing terms materially less attractive and, in some cases, made financing unavailable. As a result, we may be unable to obtain any financing, including both new and replacement financing, that we might require to operate our business. In particular, in this environment, it will be extremely difficult to obtain additional debt financing or to refinance or replace our existing indebtedness.

        There can be no assurance that additional or replacement debt financing will be available to us on commercially reasonable terms or at all. If we incur additional debt, our interest expense would increase. If we raise capital through the sale of equity securities, the percentage ownership of our existing stockholders would be diluted. Any new equity securities also may have rights, preferences or privileges senior to those of our common stock, including liquidation preferences, dividend rights, board representation, and blocking rights for certain transactions and other matters. If we are unable to obtain additional or replacement financing when we need it, our ability to fund our operations and meet our plans for expansion would be materially adversely affected.

The covenants in our credit facility may restrict our operations, which could inhibit our growth strategy and have a negative effect on our results of operations.

        Even without payment acceleration, restrictions contained in the loan and security agreement could inhibit our ability to obtain financing and engage in other business activities that are important to our business and growth strategies, which could inhibit our ability to operate our business and increase our revenues.

Our indebtedness could adversely impact our financial condition.

        As of December 31, 2008, we had approximately $25.6 million of total indebtedness, including short-term debt and approximately $9.0 million under our revolving credit facility. We may increase the amount of our indebtedness in the future, which could have an important impact on our stockholders. An increase in our indebtedness could:

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

Risks Relating to our Business and Industry

We have incurred losses in the past and our ability to operate profitably in the future is uncertain.

        For the year ended December 31, 2008 we generated net revenues of $100,716 and incurred net losses of $13,184. We have incurred net losses in each of the last three years and we may incur additional losses in the future. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our business and revenues grow more slowly than we anticipate, our operating expenses exceed our expectations, we are unable to sell our products and services at acceptable prices relative to our costs, or we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

Our revenues and profitability may be adversely affected by deterioration in economic, business or industry conditions.

        If the economic climate in the U.S. or abroad continues to deteriorate or suffers a prolonged downturn, customers or potential customers could reduce or delay their technology investments. Reduced or delayed technology investments could decrease our sales and profitability. In such an environment, our customers may experience financial difficulty, cease operations or fail to budget or reduce budgets for the purchase of our products and professional services. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors that could affect our revenues and profitability, including:

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

        In particular, we serve the healthcare and commercial industries, which are experiencing significant challenges, primarily due to deteriorating macroeconomic conditions that have resulted in a decreased demand for their products and services. Some of our customers are facing constraints on their information technology budgets and are seeking more flexibility in the timing of their purchases from us. As a result of this macroeconomic downturn, some of our customers may face financial challenges in fiscal 2009. It is unclear when the general economic climate will improve and when our customers may benefit from improved conditions. These factors could adversely affect our business, profitability and financial condition and diminish our ability to achieve our strategic objectives.

Increasing our profitability and managing our growth are necessary to achieve our strategic objectives.

        The industries in which we operate are highly competitive. To meet our growth objectives, we believe that we need to continue to add and increasingly emphasize higher-value, proprietary solutions, including mobile managed services, software applications and consulting services. There can be no assurance that we will effectively deploy our initiatives or be successful in obtaining customer acceptance of our current and anticipated higher margin products and services or developing new products and services with higher margins, and if we do not, we would not meet our strategic objectives.

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

We may engage in acquisitions that could disrupt our business, could be difficult to integrate with our existing operations, cause dilution to our stockholders and harm our business, operating results and financial condition, or we may be unable to find suitable acquisition candidates consistent with our strategic objectives.

        As part of our acquisition strategy, we acquired the businesses and certain assets of DDMS Holdings, LLC, AMTSystems, Inc., Healthcare Informatics Associates, Inc., Delta Health Systems, Inc. and Aware Interweave, Inc. during 2007 and 2008. While these acquisitions and any future acquisitions may present us with growth opportunities, they involve numerous risks, including:

  •
  problems combining the acquired operations, technologies or products;

  •
  unanticipated costs;

  •
  diversion of management's time and attention from our core business;

  •
  adverse effects on existing business relationships with customers and suppliers;

  •
  risks associated with entering markets in which we have no or limited prior experience;

  •
  potential loss of key employees, particularly those of the acquired business; and

  •
  continuing obligations to fund earn out payments or to repay acquisition financing.

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

        For future acquisitions, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all, and we may not be able to finance acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not maintain or may weaken our competitive position or may not achieve our goals, or may be viewed negatively by customers, financial commentators or investors. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

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

We depend on third-party suppliers and manufacturers to manufacture our infrastructure products. If these third parties experience any delay, disruption or quality control problems in their operations, or cease manufacturing our products, we could lose market share and revenues, and our reputation may be harmed.

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

        Our future success depends on our ability to develop and introduce new products, services and technology enhancements that achieve sufficient market acceptance. If we are unable to develop and introduce new products and services that respond to emerging technological trends and customers' critical needs, our profitability and market share may suffer. The process of developing new technology and related services is complex and uncertain, and if we fail to accurately predict customers' changing needs or emerging technological trends, our business could be harmed. We must commit resources to developing new products before knowing whether our investments will result in products the market will accept. We may also have difficulty obtaining the capital resources necessary to develop and introduce new products. We may encounter delays in deploying new or improved products or offering new or improved services. If we expend a significant amount of resources and our efforts do not lead to the successful introduction of new or improved products or services, there could be a material adverse effect on our business, profitability, financial condition and market share. We may encounter delays in manufacturing and producing new products and our new products may not be commercially successful.

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

        We have been expanding our professional services and enhancing our technical knowledge in order to broaden our service offerings. To do so, we have been increasing our in-house talent pool and introducing new models for support and professional services, including through acquisitions of businesses that we believe complement our existing services. We look to leverage new employees that are skilled in our business to reduce our dependence on outside assistance. Our initiatives have included reducing dependence on outside service providers, determining specific methodologies and processes for meeting customer needs, conducting in-house training sessions, and leveraging business partnerships to increase professional services opportunities. These initiatives have required, and will continue to require, significant investment by us, including expenses relating to the recruiting and training of these new employees. There is no assurance that the expansion will improve the sales and profitability of our professional services.

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

        We have 19 issued patents in the U.S. and four foreign patents issued related to wearable computers and RFID technology that manages medication delivery and administration. We also have 15 patent applications pending with the U.S. Patent and Trademark Office and five foreign patent applications related to medication delivery and administration and a proprietary power solution specifically designed for mobile workstations, a system and method for live interactive distance learning, and related mobile wireless computer systems. The patents for which we have received a final issuance have remaining legal lives that vary from 4 to 16 years.

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

        As of March 31, 2009, our directors and executive officers beneficially own, in the aggregate, approximately 48.5% of our outstanding common stock. The interests of these stockholders may differ from the interests of other stockholders. As a result of their significant ownership, these stockholders will have significant control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Risks Relating to our Common Stock

Our stock may be delisted from the NASDAQ Capital Market if the closing bid price for our common stock is not maintained at $1.00 per share or higher.

        Our common stock is listed on the NASDAQ Capital Market ("NASDAQ"), which imposes, among other requirements, a minimum bid requirement. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing. Our common stock has been trading below $1.00 per since October 28, 2008. On October 16, 2008, NASDAQ announced the immediate suspension of its enforcement of the rules requiring a minimum $1.00 closing bid price and that it will not take any action to delist any security that fails to comply with the minimum $1.00 closing bid price requirement until January 19, 2009 and, on March 23, 2009, NASDAQ extended the rule suspension until July 19, 2009. Consequently, for as long as NASDAQ's rule suspension remains in effect, NASDAQ will not delist our stock if the closing bid price for our common stock remains below $1.00 per share during the rule suspension period. If the closing bid price of our common stock continues to fail to meet NASDAQ's minimum closing bid price requirement at any time on or after July 20, 2009, or if we otherwise fail to meet all other applicable NASDAQ requirements, NASDAQ may make a determination to delist our common stock. Any such delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

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

The market price of our common stock may continue to be highly volatile and continue to be subject to wide fluctuations.

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

  •
  sales of common stock by our directors and management; and

  •
  continuing uncertainty and adverse developments in the overall stock market.

If a substantial number of our shares of common stock are sold in a short period of time, the market price of our shares of common stock could decline significantly.

        Although our common stock is listed on NASDAQ, it does not have a high average trading volume. For example, throughout 2008 our average daily trading volume was approximately 17,000 shares. Our low trading volume may continue to cause the price of our common stock to be volatile. The last reported sale price of our common stock on NASDAQ on March 26, 2009 was $0.49.

        A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

There may be a limited public market for our securities.

        Although we are listed on NASDAQ, there can be no assurance that the trading of our common stock will be sustained. If our common stock fails to qualify for continued listing on NASDAQ or for listing on another registered stock exchange, trading, if any, in our common stock would be conducted on the OTC Bulletin Board or in what are commonly referred to as "pink sheets." As a result, our stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and our common stock would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained. Therefore, our stockholders may not be able to find purchasers for their shares of our common stock.

We do not expect to pay dividends for the foreseeable future.

        We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Our loan and security agreement with Hercules Technology Growth Capital, Inc. currently restricts our ability to pay dividends on our common stock. Accordingly, our stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to make a positive return on their investment. Investors seeking cash dividends should not purchase our common stock.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

        Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed. We completed our second year of documentation and testing of our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the Securities and Exchange Commission, which require, among other things, our management to assess annually the effectiveness of our internal controls over financial reporting, beginning with our annual report on Form 10-K for the year ended December 31, 2009, and our independent registered public accounting firm to issue a report on the effectiveness of our internal controls. If our management or our registered public accounting firm were to conclude in their 2009 reports that our internal control over financial reporting was inadequate, our stockholders could lose confidence in our reported financial information and the trading price of our stock could drop significantly.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our headquarters are located in Hatboro, Pennsylvania in approximately 40,000 square feet of leased space. This facility accommodates our executive office, customer support, warehouse, development and shipping operations. On October 8, 2004, we entered into a lease agreement to rent approximately 25,000 square feet. The initial annual base rent under the lease was approximately $167 and is increased 2% annually effective on the annual anniversary of the lease commencement date each year. The initial term of the lease agreement is 85 months, with an option to extend the lease term for up to one additional period of five years. On May 1, 2007, we entered into a sub-lease agreement to rent approximately 15,000 square feet of additional space. The initial annual base rent under the sub-lease is approximately $178, and is increased 4% annually effective on the annual anniversary of the sub-lease commencement date each year. The sub-lease agreement expires on December 29, 2009. We are also responsible for payments of common area operating expenses for the premises under the lease and sub-lease agreement.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for the Company's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on the NASDAQ Capital Market under the symbol "IFLG." The table below sets forth the high and low sale prices of our common stock during 2007 and 2008:

	Quarter Ended
Year ended December 31, 2008	March 31	June 30	September 30	December 31
Price range of common shares:
High	$2.20	$2.75	$2.25	$1.48
Low	1.59	1.50	1.30	0.48

	Quarter Ended
Year ended December 31, 2007	March 31	June 30	September 30	December 31
Price range of common shares:
High	$5.17	$4.11	$4.20	$3.70
Low	3.45	3.35	3.60	1.91

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

Holders of Common Stock

        As of March 26, 2009, we had approximately 256 holders of record of common stock and 25,602,267 shares of common stock outstanding.

Dividends

        We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of dividends is restricted in accordance with covenants related to our loan and security agreement with Hercules Technology Growth Capital, Inc. which we initially entered into in May 2008 and which expires in May 2012. The restriction on dividends will remain during the term of the loan agreement. We expect to utilize any future earnings to finance our operations. The actual amount of any dividends that may be paid in the future will be subject to the discretion of our board of directors and will depend on our operations, financial and business requirements and other factors.

Item 6.    Selected Financial Data

        The following table presents selected financial data for the last five years of the operation of our business. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. The selected financial data for fiscal years 2004, 2005, 2006, 2007 and 2008 have been derived from our financial statements which have been audited by independent registered public accounting firm. The proforma data is derived from New Age Translation, Inc.'s (the predecessor to InfoLogix, Inc.) unaudited financial statements for the nine month period ended August 31, 2006, and

InfoLogix' audited financial statements for the years ended December 31, 2006, 2007 and 2008. All dollar amounts are presented in thousands except per share data.

	Year Ended December 31,
	2004	2005	2006	2007	2008
Consolidated Statement of Operations Data:
Net revenues	$47,087	$56,399	$62,113	$78,774	$100,716
Cost of revenues	35,765	43,532	47,163	58,049	74,176
Gross profit	11,322	12,867	14,950	20,725	26,540
Operating income (loss)	1,146	1,206	(2,948)	(4,486)	(5,703)
Income (loss) before income taxes	864	681	(3,557)	(4,901)	(9,749)
Consolidated Pro Forma Data (Unaudited):
Provision (benefit) for income taxes(1)	372	313	(1,399)	(1,712)	3,435

Net income (loss)	$492	$368	$(2,158)	$(3,189)	$(13,184)

Net income (loss) per share(2)	$0.02	$0.02	$(0.09)	$(0.13)	$(0.52)

Weighted average shares outstanding	23,596	23,596	23,596	24,173	25,277

Other Data:
Dividends(3)	$20	$170	$740	$—	$—

	As of December 31,
	2004	2005	2006	2007	2008
Balance Sheet Data:
Total assets	$12,171	$15,167	$31,813	$48,697	$50,842
Long-term debt	921	533	1,325	7,445	16,292
Total stockholders' equity	235	745	15,888	18,476	7,478

(1)
Unaudited proforma tax provision for the years 2004 through 2006 as if the Company was a taxable entity for each of the three years in the period ended December 31, 2006.

(2)
Unaudited proforma earnings per share calculation. See Note A of the Notes to the Consolidated Financial Statements in Item 8 for information concerning the calculation of net income or loss per common share.

(3)
Related only to amounts paid to stockholders with respect to taxes payable due to the Company filing its Federal and state income tax returns as a Sub-Chapter S Corporation. Prior to the Merger discussed in Note A of the Notes to the Consolidated Financial Statements in Item 8, any income tax liability from its operations was payable directly by its stockholders.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our financial condition and results of operations. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included in Item 8 of this report. Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all dollar amounts are presented in thousands.

Overview

        InfoLogix is a provider of enterprise mobility solutions for the healthcare and commercial industries. Our wholly owned operating subsidiary, InfoLogix Systems Corporation, was formed in 2001. On

November 29, 2006, InfoLogix Systems Corporation merged with New Age Translation, Inc., a public reporting company, and New Age Translation, Inc. changed its name to InfoLogix, Inc. and became a holding company for InfoLogix Systems Corporation. Concurrent with the merger, InfoLogix, Inc. completed a private placement of shares of its common stock that resulted in net proceeds of approximately $15.0 million. For more information with respect to the merger transaction, see Note A to our consolidated financial statements included elsewhere in this report.

        We provide solutions to our customers by utilizing a combination of products and services, including consulting, application software, mobile managed services, mobile workstations and devices, and wireless infrastructure. Our solutions are designed to allow the real time usage of data throughout a customer's enterprise in order to enhance workflow, improve customer service, increase revenue and reduce costs. We sell wireless communication and computing devices, including mobile workstations that connect to a customer's wireless network so that information can be accessed from any location within the enterprise. We also implement customized software applications and provide RFID technology, a data-exchange method using transponders that store and remotely send or retrieve information, to enable the transmission and processing of that information between the customer's information system and its wireless communication and computing devices. We also offer professional services that support and complement a customer's wireless computing systems and enterprise-wide electronic software systems, including consulting, mobile managed services, training, engineering, technical support, and network monitoring.

        Historically, the sale of mobile workstations and other wireless devices has represented a majority of our net revenues. In the past two years, we have been transitioning our business to provide more software applications and consulting and professional services. With our new focus on selling software and services, we believe that we can offer more comprehensive enterprise mobility solutions that provide greater value to our customers and generate higher and more recurring revenue for our business.

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

        We serve the healthcare and commercial industries, which are experiencing significant challenges, primarily due to deteriorating macroeconomic conditions that have resulted in a decreased demand for their products and services. As a result of this macroeconomic downturn, some of our customers may face financial challenges in 2009. Some of our customers are facing constraints on their information technology budgets and are seeking more flexibility in the type of mobility solutions they implement and the timing of their purchases from us. It is unclear when the general economic climate will improve and when our customers may benefit from improved conditions.

Going Concern

        The current deteriorating macroeconomic conditions have had a major impact on the industries we serve. During the second half of 2008, we experienced reduced sales and compressed margins, particularly in the infrastructure and hardware areas of our business. We have responded to the challenging times by undertaking a series of cost reduction initiatives, including the elimination of executive bonuses, reduction of employee salaries and reduction in the number of employees. Economic conditions have not improved in 2009 and we expect 2009 to be an extremely challenging year.

        Our financial statements for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates continuing operations, securing additional debt or equity financing, selling certain assets, and realizing assets and liabilities in the ordinary course of business. However, we have incurred significant net losses from 2006 through 2008, including a net loss of $13,184 for the year ended December 31, 2008, in connection with our transition from being primarily a seller of workstations and devices to becoming a provider of comprehensive enterprise mobility solutions and the write-off of certain non-realizable assets, and we have an accumulated deficit of $18,288 as of December 31, 2008. During this three-year transition period, we have hired experienced management and staff to execute our business plans and made strategic acquisitions, and we have also managed our liquidity by incurring $21 million of senior debt at high interest rates and other associated costs.

        As a result of our capital and debt structure and recurring losses, we have substantial liquidity requirements related to the repayment of our revolving line of credit that comes due on November 1, 2009 and to earn out payments for past acquisitions. We do not currently expect to generate sufficient cash flow from operations to fund those obligations. As a result, our independent registered public accounting firm has included an explanatory paragraph which raises substantial doubt as to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2008.

        We have undertaken a series of actions to reduce costs and are pursuing various initiatives to continue as a going concern and provide for our future success. Our plan to improve our liquidity contemplates securing additional debt or equity financing, selling certain assets of the business, restructuring our debt and further evaluating our staffing model. We have been in discussions with several strategic and institutional investors and lenders regarding securing additional financing. Our ability to implement these plans successfully is dependent on many circumstances outside of our direct control, including general economic conditions and the financial strength of our customers. Any additional financing we are able to secure will likely be subject to a number of conditions and involve additional costs. Given the current negative conditions in the economy generally and the credit markets in particular, there is uncertainty as to whether we will be able to generate sufficient liquidity to repay our outstanding debt, to make our earn out payments and to meet working capital needs. If we are unable to improve our liquidity position, we may not be able to continue as a going concern.

Acquisitions

        We are transitioning our business model from being principally a reseller of third party and proprietary hardware to being a fully integrated software and service solutions business. Acquiring businesses that allow us to improve and expand our software, consulting and other professional services offerings has been central to our strategic plan. We expect that these acquisitions will accelerate our growth, increase our overall gross margins, and help complete our transition to becoming a mobile solutions provider.

        In May 2008, we acquired substantially all of the assets of Delta Health Systems, Inc., or Delta. The assets acquired relate to Delta's business of providing strategic cost management consulting services and web-based management data collection and work-flow analytics to the healthcare industry. This acquisition has enabled us to combine our existing solutions with higher margin professional services. We believe the Delta acquisition has allowed us to reach further into our healthcare customer organization's to bring critical workflow and human resource utilization efficiencies that support our mobile solutions. During 2008, we began to realize economies of scale through selling combined solutions to mutual clients of Delta.

        In May 2008, we acquired substantially all of the assets of Aware Interweave, Inc., or Aware. The assets acquired relate to Aware's business of providing mobile software solutions to a variety of customers including federal government agencies, fortune 1000 companies and healthcare and life science organizations. The acquisition was part of our strategic plan to add intellectual property and higher-margin services and application software licensing, while allowing us to provide our customers with access to new solutions. The acquisition of Aware has allowed us the opportunity to enable users of SAP® software and applications to significantly improve their visibility, response time, and revenues by providing access to business-critical applications without being tied to the office or desktop computer. Through our acquisition of Aware, we have gained a mobile product solution suite that it developed, the Co-Pilot series, which is tailored specifically for users of SAP® software, and also adaptable to other back-end systems.

        In April 2007, we acquired a portfolio of patents from DDMS Holdings, LLC, a privately held Florida company. The acquired assets consist of five U.S. patents issued, and four patents issued in foreign countries, along with one published U.S. patent application and five pending foreign patent applications. We believe this acquisition has provided us with protections related to our on-going sales and development of radio frequency identification, or RFID, technologies and mobility solutions across our business.

        In May 2007, we acquired certain assets of AMT Systems, Inc., or AMT. The acquired assets include the rights to existing relationships with customers, vendors and partners, and the intellectual property rights behind AMT's clinical and financial mobility solutions for healthcare. The addition of professional staff from AMT has enabled us to enhance our software development capabilities and overall software portfolio, as well as increase our barcode and RFID technology sales. We have also been able to integrate clinical and financial systems through software applications that operate on mobile computing devices. As a result of the acquisition, our mobile solutions have been enhanced by supporting materials management, patient charge capture, and patient identification. Since the third quarter of 2007, we have realized net revenue and gross profit as the result of our re-selling third-party thermal wristbands and printers to existing and newly acquired healthcare customers, and we believe these sales opportunities will continue to expand as we further develop these offerings.

        In September 2007, we acquired certain assets and assumed certain liabilities of Healthcare Informatics Associates, Inc., or HIA. The acquired assets included the rights to existing relationships with customers, vendors and partners. All of the employees of HIA were transitioned to us. The employees are a team of senior healthcare informatics consultants who are also certified healthcare practitioners, and include registered nurses, pharmacists, ancillary clinicians, physician assistants, revenue cycle personnel, administrative systems personnel, technical interface/report writing personnel, clinical transformation specialists, engineers specializing in return on investment, benefits realization, and work redesign and certified project managers. The acquisition of HIA has allowed us to expand the products and services we offer to hospitals and other healthcare providers.

        For more information with respect to these transactions, see Notes N, O, P, Q and R to our audited consolidated financial statements included in Item 8 of this report.

Characteristics of our net revenues and expenses

        We generate our net revenues through the resale of wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products under which the revenue is recognized. Sales revenue on product is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. We also generate revenues from consulting and professional services on either a fixed fee or time and expense basis. Net revenues from our consulting and professional services are recognized on a time and expense basis at the time the service is delivered and the expenses are incurred. Net revenues from the sale of our proprietary learning technologies and any professional consulting or engineering services provided on a fixed-fee basis are recognized according to a proportionate method of accounting and is recognized ratably over the contract period based upon actual project hours as compared to budgeted project hours.

        We also generate net revenues from the sale of extended warranties on wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products. We record revenues derived from our third-party extended warranty programs on a gross basis and also record the related costs as cost of revenues.

        Payments received in advance of services performed are recorded as deferred revenue. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition.

The resulting revenue recognized in excess of amounts billed and project cost is included in unbilled revenue on our consolidated balance sheet.

        Cost of revenues consists of all expenses that are directly attributable to the costs associated with the purchase, for resale, of wireless and mobile hardware and systems, including computers, peripherals, and related products. Fluctuations in our gross margin may occur due to changes in our ability to obtain discounts on product sales or our ability to negotiate higher margins on sales contracts with large customers. Cost of sales also consists of the direct costs associated with those employees or sub-contractors that perform our professional consulting services on behalf of our customers.

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

Critical Accounting Estimates and Policies

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of net revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Accounts receivable

        We grant credit, generally without collateral, to our customers, which are primarily in the healthcare and commercial markets. Consequently, we are subject to potential customer credit risk related to changes in economic conditions within those markets. However, we believe that our billing and collection policies are adequate to minimize the potential credit risk.

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

        We periodically review our inventories and make provisions as necessary for estimated obsolete and slow-moving goods. We mark down inventory in an amount equal to the difference between cost of inventory and the estimated market value based on assumptions about future demands, selling prices and market conditions. The creation of such provision results in a write-down of inventory to net realizable value and a charge to cost of revenues.

Impairment of long-lived assets

        We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. When estimating future cash flows, we consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Intangible assets

        We account for intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. The costs of successful registrations for patents are amortized over the estimated useful lives of the assets, which is generally sixteen years, using the straight-line method. The costs of unsuccessful registrations are charged to expense. Acquired technology is recorded at its estimated fair value at the date of acquisition and amortized over the estimated useful lives of the assets, which averages four years, using the straight-line method. Developed technology is also amortized using the straight-line method, generally over five years. License fees are amortized over the license period using the straight-line method. Customer lists are amortized over a period of six to ten years.

Software capitalization

        We capitalize the cost of internal use software in accordance with Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance for the accounting for computer software developed or acquired for internal use, including the requirement to capitalize certain costs and the amortization of these costs. Costs for preliminary stage projects are expensed as incurred while application stage projects are capitalized. We cease capitalizing costs and commence amortization of the software on a straight-line basis over the estimated useful life, typically three to five years, when it is ready for its intended use.

        We capitalize certain costs related to the acquisition and development of software to be sold or licensed to our customers. In accordance with SFAS 86, Accounting for the Costs of Compute Software to be Sold, Leased or Otherwise Marketed, we expense, as incurred, those costs incurred prior to achieving technological feasibility and capitalize those arising after technological feasibility has been achieved. We amortize the capitalized costs using the straight-line method over the developed product's estimated economic life. We cease capitalizing costs when the software is ready for general release. Potential impairment is determined by comparing the balance of unamortized capitalized software costs to the net revenues projected for a capitalized software project. If efforts to sell that software project are terminated, or if the projected net revenues from that software project drops below a level that is less than the unamortized balance, then an impairment charge would be recognized.

Revenue recognition

        Net revenues are generated through product sales, warranty and maintenance agreements, professional consulting, programming and engineering services, long-term support services, and educational learning programs. Net revenues from product sales are recognized when both the title and risk of loss transfer to the customer, generally upon shipment. We generate net revenues from the sale of extended warranties on wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products. Revenue from the sale of component warranties is recognized upon execution of the warranty agreement. We do not bear associated warranty risk because it has contracted with a third party to fully assume all risks and obligations.

        We also generate revenue from consulting and other professional services on either a fee-for service or fixed fee basis. Revenue from consulting and other professional services that is contracted as fee-for-service is recognized in the period in which the services are performed. Direct costs for travel and accommodations are reimbursable in accordance with the contract terms and are recognized as net revenue in the period the related expense is incurred. Revenue from the sale of proprietary learning technologies and those consulting and other professional services provided on a fixed-fee basis is recognized according to a proportionate method of revenue recognition and is recognized ratably over the contract period based upon actual project hours completed compared to total budgeted project hours.

Income taxes

        We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We consider the reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Our evaluation of the realizability of deferred tax assets considers both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.

Stock based compensation

        We account for share-based payments in accordance with SFAS No. 123(R), Share-Based Payments (SFAS 123(R)). SFAS 123(R) requires companies to measure compensation cost for all share-based payments at fair value. In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107, we record share-based compensation within general and administrative expenses to correspond with the same line item as the cash compensation paid to employees.

Non-employee stock based compensation

        The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Results of Operations

        Results of operations expressed as a percentage of net revenues were as follows:

	Year Ended December 31,
	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	73.6%	73.7%	75.9%

Gross profit	26.4%	26.3%	24.1%
Selling, general and administrative expenses	32.1%	32.0%	28.8%

Operating loss	(5.7)%	(5.7)%	(4.7)%
Interest expense	(2.7)%	(1.1)%	(1.1)%
Interest income	0.1%	0.6%	0.1%
Loss on extinguishment of debt	(1.5)%	—	—

Loss before income tax benefits	(9.7)%	(6.2)%	(5.7)%
Income tax benefit	(3.4)%	2.2%	2.7%

Net loss	(13.1)%	(4.0)%	(3.0)%

Year ended December 31, 2008 Compared with the Year ended December 31, 2007

Net revenues

        Net revenues for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
			Amount of Change	Percentage Change
	2008	2007
Net revenues:
Infrastructure and hardware	$61,139	$57,750	$3,389	5.9%
Professional services	30,243	11,813	18,430	156.0%
Other	9,334	9,211	123	1.3%

Total net revenues	$100,716	$78,774	$21,942	27.9%

        The increase in net revenues was due primarily to the expansion of our consulting and other professional services across the organization, including revenue contributed as a result of the acquisitions of the businesses of HIA, Delta and Aware, and an increase in infrastructure and hardware related revenue. The net revenues associated with HIA, Delta and Aware totaled $20,395 for the year ended December 31, 2008. The net revenues associated with HIA totaled $3,217 from the date of acquisition through December 31, 2007. The reimbursable expense revenues included in our professional services revenue totaled $2,412 and $332 for the years ended December 31, 2008 and 2007.

Cost of revenue

        Cost of revenues for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
			Amount of Change	Percentage Change
	2008	2007
Cost of revenues:
Infrastructure and hardware	$47,819	$43,414	$4,405	10.1%
Professional services	19,339	8,780	10,559	120.3%
Other	7,018	5,855	1,163	19.9%

Total cost of revenues	$74,176	$58,049	$16,127	27.8%

        The increase in our cost of revenues was the result of costs incurred as a result of higher sales of wireless infrastructure, mobile point-of-care workstations and our expanded consulting and other professional services. The cost of revenues associated with HIA, Delta and Aware totaled $12,290 for the year ended December 31, 2008. The cost of revenues associated with HIA totaled $1,978 from the date of acquisition through December 31, 2007. The reimbursable expenses included in our professional services cost of revenue totaled $2,412 and $332 for the years ended December 31, 2008 and 2007.

Gross profit

        Gross profit and gross profit percentage for years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
			Amount of Change	Percentage Change
	2008	2007
Gross profit:
Infrastructure and hardware	$13,320	$14,336	$(1,016)	(7.1)%
Professional services	10,904	3,033	7,871	259.5%
Other	2,316	3,356	(1,040)	(31.0)%

Total gross profit	$26,540	$20,725	$5,815	28.1%

Gross profit percentage:
Infrastructure and hardware	21.8%	24.8%	(3.0)%	(12.2)%
Professional services	36.1%	25.7%	10.4%	40.4%
Other	24.8%	36.4%	(11.6)%	(31.9)%

Total gross profit percentage	26.4%	26.3%	0.1%	0.4%

        Our overall gross profit percentage increased slightly. The change in the makeup of our gross profit percentage is the result of increased sales of our more profitable consulting and other professional services related to our mobile solutions and software implementation services, offset by sales of lower margin infrastructure and third-party hardware. We continue to experience downward pressure on our gross margin from the sale of infrastructure and third-party hardware. Consistent with our overall strategic plan, we are migrating the business toward an overall greater mix of consulting and other professional services.

Selling, general and administrative expenses

        Our selling, general and administrative expenses were $32,243 for the year ended December 31, 2008, compared with $25,211 for the year ended December 31, 2007, an increase of $7,032 or 27.9%. Selling expenses were $11,460 for the year ended December 31, 2008, compared with $10,215 for the year ended December 31, 2007, an increase of $1,245 or 12.2%. The increase in our selling expenses for the comparable periods was primarily attributable to an increase in wages related to the expanded sales staff hired during 2007, and sales support related costs attributable to HIA during the year ended December 31, 2008. General and administrative expenses were $17,291 for the year ended December 31, 2008, compared with $12,500 for the year ended December 31, 2007, an increase of $4,791 or 38.3%. The increase in our general and administrative expenses for the comparable periods was primarily attributable to an increase in salary expenses related to the addition of key members of our management and professional services staff hired during 2007, which includes staff from acquisitions; an increase in our marketing campaigns; and an increase in outside services of non-capitalized costs associated with product development. During the year ended December 31, 2008, we also incurred a loss of $1,340 in connection with the write-down and disposal of property, equipment and certain intangible assets and non-cash charges for share-based compensation of approximately $1,000. Additionally, we wrote off $200 of previously capitalized costs incurred in connection with an offering of common stock since we have chosen not to complete the offering.

Interest expense and interest income

        Our interest expense, which arises in connection with our credit line and term loan, was $2,735 for the year ended December 31, 2008, compared to approximately $873 for the year ended December 31, 2007, an increase of $1,862 or 213.3%. The increase in interest expense is a result of higher interest costs and greater amounts outstanding under our asset-based line of credit facility, term loans and notes payable issued in connection with our acquisitions.

        Our interest income was $140 for the year ended December 31, 2008, compared to $458 for the year ended December 31, 2007, a decrease of $318 or 69.4%. The decrease in interest income is primarily the result of lower average cash and cash equivalents balance during the year ended December 31, 2008 when compared to the same period of 2007.

Depreciation and amortization

        Our depreciation and amortization expense increased to $2,533 for the year ended December 31, 2008 from $1,667 for the year ended December 31, 2007, an increase of $866 or 51.9% as the result of a greater number of demonstration units deployed to our expanded sales force and amortization expense related to our recent acquisitions of intangible assets from AMTSystems, HIA, Delta and Aware.

Net loss

        Our net loss was $13,184 for the year ended December 31, 2008 compared with a net loss of $3,189 for the year ended December 31, 2007, an increase of $9,995 or 313.4%. Our net loss increased primarily due to additional overhead costs, including recruiting, salary and commissions expenses associated with hiring experienced sales, administrative and operations personnel to support our organizational growth, write-down and disposal of property, equipment and certain intangible assets, elimination of the tax benefit and the costs associated with our growth through acquisitions. In addition, the increase in our net loss is due in part to a nonrecurring extinguishment of debt charge in 2008 of $1,451 related to amending the loan and security agreement with Hercules during the fourth quarter.

        As of December 31, 2008, we had federal net operating losses ("NOLs") of approximately $11,245 which will be available to offset future taxable income. Our NOLs include losses of $65 generated by New Age Translation, Inc., the predecessor to InfoLogix, Inc., which are subject to restrictions under Internal Revenue Code Section 382, due to the change in ownership in that entity. Therefore, we have recorded a valuation allowance against the net operating losses generated by New Age Translation, Inc. During the fourth quarter of 2008, we recorded a full valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it is more likely than not that we will not be able to use the assets to reduce future tax liabilities. If not used, the NOLs will expire beginning in the year 2024. Our state NOLs will also be subject to expiration in varying years starting in 2013 through 2027.

Year ended December 31, 2007 Compared with the Year ended December 31, 2006

Net Revenues

	Year Ended December 31,
			Amount of Change	Percentage Change
	2007	2006
Net revenues:
Infrastructure and hardware	$57,750	$59,605	$(1,855)	(3.1)%
Professional services	11,813	1,182	10,631	899.4%
Other	9,211	1,326	7,885	594.6%

Total net revenues	$78,774	$62,113	$16,661	26.8%

        The increase in net revenues was due to the continued expansion of sales of our mobile point-of-care solutions and extended warranties in healthcare, an increase in the resale of wireless hardware, extended warranties and related professional services in our commercial business, and revenues contributed through the acquisitions of the businesses from AMTSystems, Inc. and Healthcare Informatics Associates, Inc. The reimbursable expense revenues included in our professional services revenue totaled $332 for the year ended December 31, 2007. We did not have any reimbursable expense revenue during the year ended December 31, 2006.

Cost of Revenues

	Year Ended December 31,
			Amount of Change	Percentage Change
	2007	2006
Cost of revenues:
Infrastructure and hardware	$43,414	$45,573	$(2,159)	(4.7)%
Professional services	8,780	116	8,664	7469.0%
Other	5,855	1,474	4,381	297.2%

Total cost of revenues	$58,049	$47,163	$10,886	23.1%

        The increase in our cost of revenues was the result of costs incurred as a result of higher sales of wireless infrastructure, mobile point-of-care workstations and our expanded professional services. The cost of revenues associated with the acquisition of HIA totaled $1,978 for the year ended December 31, 2007. The reimbursable expenses included in our professional services cost of revenue totaled $332 for the year ended December 31, 2007. We did not have any reimbursable expenses during the year ended December 31, 2006.

Gross profit

        Gross profit and gross profit percentages for years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
			Amount of Change	Percentage Change
	2007	2006
Gross Profit:
Infrastructure and hardware	$14,336	$14,032	$304	2.2%
Professional services	3,033	1,066	1,967	184.5%
Other	3,356	(148)	3,504	(2,367.6)%

Total gross profit	$20,725	$14,950	$5,775	38.6%

Gross profit percentage:
Infrastructure and hardware	24.8%	23.5%	1.3%	5.4%
Professional services	25.7%	90.2%	(64.5)%	(71.5)%
Other	36.4%	(11.2)%	47.6%	(426.4)%

Total gross profit percentage	26.3%	24.1%	2.2%	9.3%

        The increase in our gross profit percentages is the result of increased sales of our more profitable mobile workstation hardware and consulting services, partially offset by an increase in sales of lower margin third-party hardware.

Selling, General and Administrative Expenses

        Our selling, general and administrative expenses were $25,211 for the year ended December 31, 2007, compared with $17,898 for the year ended December 31, 2006, an increase of $7,313, or 40.9%. The increase in our selling general and administrative for the comparable periods was primarily attributable to approximately $3,300 increase in wages, commissions, and travel expenses related to an increase in the number of sales personnel hired in 2007; approximately $500 increase in salaries related to the addition of key members of our management and professional services staff hired in 2007; an approximate $900 increase in professional fees related to legal and accounting expenses for Sarbanes-Oxley compliance; an increase of $400 related to one-time expenses for recording certain write-offs at year end; the addition of $700 in administrative expenses in the fourth quarter of 2007 as the result of the HIA acquisition; a decrease of $1,900 of FAS 123R compensation expenses incurred as the result of recording one-time expenses in 2006 as the result of issuing warrants to executives related to bonuses due as the result of the reverse merger in 2006 and private placement transactions, warrants issued to certain of our advisors as the result of the reverse merger in 2006, and non-qualified stock options granted to members of our Board of Directors.

Interest Expense and Interest Income

        Our net interest expense, which arises in connection with our credit line, term loans and stockholders' loans, and off-set by interest earned on cash and cash equivalents was $415 for the year ended December 31, 2007, compared to $609 for the year ended December 31, 2006, a decrease of $194 or 31.9%. Net interest expense is a result of amounts outstanding under our asset-based line of credit facility and term loans, partially offset by interest income as the result of our cash balance from a previous financing.

Depreciation and Amortization

        Our depreciation and amortization expense increased to $1,667 for the year ended December 31, 2007 from $1,320 for the year ended December 31, 2006, an increase of $347 or 26.3% as the result of a greater number of demonstration units deployed to our expanded sales force, and amortization expense related to our recent acquisitions of intangible assets from AMTSystems and HIA.

Net Loss

        Our net loss was $3,189 for the year ended December 31, 2007, compared with net loss of $1,870 for the year ended December 31, 2006, an increase of approximately $1,319 or 70.5%. Net loss increased primarily due to the increased salary, commission and travel expenses related to expanding our sales force, and increased salaries as the result of increasing the number and experience level of our management team.

        In the year ended December 31, 2006 and through November 29, 2006, our operating subsidiary InfoLogix Systems Corporation elected to be taxed under the provisions of Sub-Chapter S of the Internal Revenue Code whereby our individual stockholders reported their share of the corporate income on their personal federal and state income tax returns. For the year ended December 31, 2007, we distributed $740 to our stockholders for the payment of taxes. As a result of the merger, InfoLogix Systems Corporation Sub-Chapter S Corporation status was terminated on November 30, 2006. In accordance with SFAS 109, when a company changes its tax status from a nontaxable corporation to a taxable corporation, deferred tax assets and liabilities are recognized for timing differences at the date that a nontaxable enterprise becomes a taxable enterprise. As a result, we recorded a net deferred tax asset of $152 with the offset being recorded as an income tax benefit in the statement of operations for the year ended December 31, 2006.

Liquidity and Capital Resources

        At December 31, 2008, we had cash and cash equivalents of $3,037, compared to $6,101 at December 31, 2007. Pursuant to a covenant in a loan and security agreement with one of our lenders, we are required to maintain a minimum cash balance of $2,500. We have used, and plan to use, our unrestricted cash for general corporate purposes, including working capital as well as acquisitions. We have funded our growth primarily through the private sale of equity securities and through current and long term debt and working capital. At December 31, 2008, our total liabilities were $43,364 and were comprised mostly of term debt and borrowings outstanding under our credit line, and outstanding accounts payable. Net cash used in operating activities for the year ended December 31, 2008 was $3,295 primarily the result of the net loss incurred. Net cash used in investing activities was $5,631 for the year ended December 31, 2008, primarily used to acquire the assets of Delta and Aware, to purchase demonstration equipment, office equipment, and third-party software and for loans made pursuant to certain promissory note agreements entered into with potential acquisition targets. Net cash provided by financing activities was $5,862 for the year ended December 31, 2008, primarily due to the increased borrowings under our Hercules Technology Loan Agreement described below.

        Our primary current and contingent cash obligations arise under our loan and security agreement with Hercules, our earn out agreements with Delta and HIA, and our note payable to HIA. As more fully discussed below, we are currently in violation of certain of our financial covenants with respect to our loan and security agreement with Hercules. As a result of these covenant violations and because our total leverage ratio exceeds 3.00 to 1.00, we currently are not permitted to borrow additional funds under our revolver facility or to make earn out payments under our agreements with Delta and HIA. Due to our inability to comply with these covenants, we are in discussions with Hercules to amend our loan and security agreement to restructure its terms, including to waive past violations and to revise the financial covenants and the amortization related to the term loan portion of the facility. While we remain in discussions with Hercules regarding an amendment, we have not obtained, and there can be no assurance that we will obtain, any such amendment. We are also in discussions with HIA regarding the earn out payment.

        Given the amount of our current unrestricted cash and cash equivalents, short-term investments and accounts receivable, and assuming we are able to agree to amended terms with Hercules and HIA, we believe that we will have sufficient liquidity to meet our current capital requirements with respect to our operations. We have substantial liquidity requirements related to our loan and security agreement with Hercules and our earn out agreements with HIA and Delta. We are currently identifying ways to optimize our capital structure and pursue strategic planning to continue as a going concern and provide for our future success. Our initiatives include restructuring our debt, and pursuing additional debt and equity capital, one or more strategic transactions, and further cost control actions. Our continued operations are dependent on our ability to implement those plans successfully. If we fail to do so, we may not be able to continue as a going concern. For a discussion of our plans with respect to these matters, see "Going Concern."

Line of Credit and Term Loan

Hercules Technology Loan Agreement

        On May 1, 2008, we entered into a loan and security agreement ("Loan and Security Agreement") with Hercules Technology Growth Capital, Inc. ("Hercules"). On November 19, 2008, we entered into an amendment to the Loan and Security Agreement. Among other things, the amendment reduced the maximum commitment of the revolving credit facility, eliminated the incremental term loan facility of $500, increased the interest rates on outstanding borrowings and amended certain financial covenants. The description of the revolving credit facility and term loan facilities set forth below incorporates the new terms of the Loan and Security Agreement after giving effect to the amendment.

        The Loan and Security Agreement provides us with a revolving credit facility with a maximum commitment of up to $9,000 and a term loan facility of up to $12,000, subject to certain limitations on the revolving line of credit. The proceeds of the loans were used, in part, to refinance our indebtedness owing to Sovereign Bank under a loan and security agreement that was entered into in March 2006 and terminated on May 2, 2008. Borrowings under the agreement may be used for permitted acquisitions and for general corporate and working capital purposes. At December 31, 2008, we had $12,000 of indebtedness outstanding under the Hercules term loan and $9,000 outstanding under the revolving credit facility.

        The amount that is available to be borrowed under the revolving credit facility is limited to the lesser of the maximum availability at such time and 85% of our eligible accounts. Eligible accounts, as defined in the loan agreement, exclude certain account criteria that Hercules considers risky. Until such time as our three-month consolidated EBITDA exceeds $1,500, the borrowings under the revolving credit facility may not exceed 85% of our eligible accounts minus $2,500.

        The term loan bears interest at an annual rate equal to the greater of 13.25% or the prime rate plus 8.75%, plus an additional 1.75% of interest that will be paid in kind and added to the principal amount of the term loan. The interest rate for the revolving credit facility is the greater of 11.25% or the prime rate plus 6.75%. The interest rate on outstanding borrowings under the revolving credit facility and the term loan will increase by 1% on February 15, 2009 and by an additional 1% on May 15, 2009 unless prior to those dates we have executed a definitive agreement to sell or merge the Company or we have raised $5,000 of additional equity or subordinated debt on terms acceptable to Hercules. We cannot guarantee that we can execute such an agreement of sale or merger or raise additional equity or subordinated debt by those dates.

        Interest is payable on the first business day of each month. In the event that any payment is not timely made, a late fee equal to 5% of the past due amount is payable on the demand of Hercules. Upon the occurrence and during the continuance of an event of default, all amounts then owing to Hercules under the agreement and the other loan documents will bear interest at the then current rate plus 3%.

        The term loan matures on May 1, 2012. The term loan payments are interest-only for the first nine months and then must be repaid monthly based on the following principal repayment schedule thereafter: February 2, 2009 to May 1, 2009—5%; June 1, 2009 to May 1, 2010—15%; June 1, 2010 to May 1, 2011—25% and June 1, 2011 to the maturity date—55%. In addition, we are required to apply 25% of its excess cash flow, as defined by the agreement, toward prepayments of the term loan. Voluntary prepayments of the term loan are subject to a prepayment charge equal to a percentage of the term loan being prepaid. The revolving loans mature on November 1, 2009. Upon the earliest to occur of (i) demand from Hercules at any time between November 1, 2009 and May 1, 2012, (ii) the acceleration of our obligations under the agreement, (iii) the term loan maturity date, and (iv) prepayment in full of our obligations under the agreement, we will be required to pay to Hercules an amount equal to the greater, as of such date of determination, of (x) $900, and (y) an amount equal to 3.0% of the amount by which our market capitalization exceeds $50,000. Our obligations under the agreement are secured by all of its personal property, including all of the equity interests in its subsidiaries.

        The agreement contains various affirmative and negative covenants, including covenants that require us to maintain a minimum cash balance, restrict our ability to incur indebtedness, make investments, make payments in respect of our capital stock, including dividends and repurchases of common stock, sell or license our assets, and engage in acquisitions without the prior satisfaction of certain conditions. The agreement also requires us to maintain a minimum consolidated EBITDA measured on a trailing three month basis as of the last day of each month during the period from October 2008 through December 2010, a minimum consolidated EBITDA measured on a rolling four quarter basis as of the last day of each quarter commencing with the quarter ending March 31, 2009, a maximum leverage ratio measured as of the last day of each month during the period from December 2009 through December 2010 and a maximum leverage ratio measured as of the end of any fiscal quarter. The amended monthly minimum EBITDA test is as follows:

        The amended monthly minimum EBITDA test is follows:

Period Ending	Consolidated Adjusted EBITDA
December 31, 2008 to April 30, 2009	$100,000
May 31, 2009 to July 31, 2009	250,000
August 31, 2009	500,000
September 30, 2009	1,000,000
October 31, 2009 and November 30, 2009	2,500,000
For each Three Month Measurement Period ending during any fiscal month commencing with the month ending on December 31, 2009 to and including the month ending April 30, 2012	3,000,000

        The first monthly maximum leverage ratio test is as of December 31, 2009, at which time it may not exceed 3.00 to 1.00.

        Upon an event of default under the agreement Hercules may opt to accelerate and demand payment of all or any part of our obligations under the agreement.

        As of December 31, 2008, we were not in compliance with the minimum adjusted EBITDA required under our loan and security agreement and we were not in compliance with the minimum consolidated EBITDA for the three-month periods ended January 31, and February 28, 2009. As a result of the covenant violation, we currently are not permitted to borrow additional funds under our revolving facility. Also as a result of the covenant violation and because our total leverage ratio exceeds 3.00 to 1.00, we are prohibited from satisfying our earn out obligations related to our acquisition of the assets of HIA. Due to our inability to comply with these covenants, we are in discussions with Hercules to amend our loan and security agreement to restructure its terms, including to including to waive past violations and to revise the financial covenants and the amortization related to the term loan portion of the facility. While we remain in discussions with Hercules regarding an amendment, we have not obtained, and there can be no assurance that we will obtain, any such amendment. We have incurred and will continue to incur additional costs in connection with our negotiations of an amendment.

        Further, on March 12, 2009, Hercules sent us a letter serving as a notice of events of default and reservation of rights (the "First Notice Letter"). Pursuant to the First Notice Letter, Hercules informed us that it believed certain events of default existed under our loan and security agreement, namely that, commencing on February 26, 2009 and through March 11, 2009, we had failed to reduce the aggregate Revolving Loan Advances to an amount less than or equal to the lesser of (x) the Borrowing Base or (y) the Maximum Revolving Loan Amount (as those terms are defined in the loan and security agreement). Hercules further asserted that we failed to promptly notify it of the alleged event of default because we did not inform Hercules of the overadvance until March 6, 2009. Hercules elected to charge us increased interest and a late fee of approximately $45 for the period of the overadvance. Furthermore, Hercules asserted additional events of default for our failure to deliver certain unaudited monthly financial statements and securities account control agreements. We have disputed both the amount of the interest and late fee charged to us for the overadvance as well as the assertion that we have failed to provide the required securities account control agreements, however we have paid the default interest and fees. In addition, on March 25, 2009, Hercules sent us a second letter notifying us of an event of default for failure to comply with the financial covenant as of January 31, 2009 and charging us default interest of $78 for the period from February 1, 2009 through March 31, 2009, except the overadvance period for which default rate interest had already been paid, Hercules also informed us that, for periods subsequent to March 31, 2009, default rate interest will be payable monthly on the same date as regular interest unless Hercules chooses to demand payment of default interest on another date. Under the terms of our loan agreement with Hercules, late fees are equal to 5% of the past due amount and default rate interest is equal to the applicable regular interest rate plus 3%.

        Hercules has not chosen to accelerate our obligations under the loan and security agreement, and has expressly not waived any events of default or any of its remedies under the loan and security agreement. We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations.

        Under the terms of the loan and security agreement, we are not permitted to pay any amounts owing under the earn out agreements that we entered into in connection with our acquisitions of HIA or Delta if our total leverage after giving effect to such payment is greater than 3.00 to 1.00. We are currently seeking the consent to these payment restrictions from the counterparties to these earn out agreements. There can be no assurance that we will be able to obtain these consents on terms favorable to us or at all.

        We entered into an earn out agreement (the "Earn Out Agreement") with HIA pursuant to which HIA is eligible to earn additional consideration in respect of the two years (each year, an "Earn Out Period") after the closing of the transaction. We entered into an amendment to the Earn Out Agreement in August 2008 that extended the first Earn Out Period from twelve months to fifteen months ending December 31, 2008, and amended certain financial calculations used to determine our earn out liability. Based on satisfaction of certain milestones described in the Earn Out Agreement, we recorded an adjustment of $1,958 to the purchase price as an increase to goodwill, which reflects the amount that HIA earned under the earn out for the first year following closing and is also the maximum amount HIA could have earned.

        Due to the restrictions in our loan and security agreement and due to our lack of available cash flow, we are prohibited from making the earn out payment to HIA that would otherwise be currently due and payable. We are currently in discussions with HIA regarding this payment.

Significant Contractual Obligations

        As of December 31, 2008, our significant contractual obligations were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt obligations	$16,292	$12,077	$4,074	$141	$—
Capital lease obligations	272	86	115	71	—
Operating lease obligations	1,317	628	689	—	—
Vendor obligations	7,500	1,500	6,000	—	—

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

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 effective January 1, 2008 did not have a material impact on our financial statements. We do not presently have any assets or liabilities that are to be measured at their fair value on either a recurring or nonrecurring basis.

        In December 2007, the SEC issued SAB No. 110, Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 was issued to help companies that may not have adequate exercise history to estimate expected terms for future grants. We do not expect the adoption of SAB 110 to have a material effect on our consolidated financial statements.

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

        In December 2007, FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008 and may not be applied before that date. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires enhanced disclosure about an entity's derivative and hedging activities. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments: how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated financial statement disclosure.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our consolidated financial statements.

        In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity's Own Stock" (EITF 07-5), which supersedes EITF Issue No. 01-6, "The Meaning of 'Indexed to a Company's Own Stock"'. SFAS No. 133 specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders' equity is not considered a derivative instrument for purposes of applying SFAS No. 133. EITF 07-5 provides guidance for applying the requirements of SFAS No. 133, requiring that both an instrument's contingent exercise provisions and its settlement provisions be evaluated to determine whether the instrument (or embedded feature) is indexed solely to an entity's own stock. EITF 07-5 will be effective for any outstanding or new arrangements as of January 1, 2009. We have yet to complete its analysis of the impact of adoption and application of this standard.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Not required.

Item 8.    Financial Statements and Supplementary Data

INFOLOGIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
InfoLogix, Inc.

        We have audited the accompanying consolidated balance sheets of InfoLogix, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule of InfoLogix, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoLogix, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We were not engaged to examine management's assessment of the effectiveness of InfoLogix, Inc.'s internal control over financial reporting as of December 31, 2008 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

        The accompanying consolidated financial statements have been prepared assuming the Company continues as a going concern. As discussed in Note A to the consolidated financial statements, the Company has been unable to restructure its credit facility on a long-term basis, has suffered recurring losses from operations, and is not able to generate sufficient cash flow to meet its obligations which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MCGLADREY & PULLEN, LLP

Blue Bell, Pennsylvania
April 15, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors
InfoLogix, Inc
Hatboro, Pennsylvania

        We have audited the accompanying consolidated statements of operations and stockholders' equity and cash flows of InfoLogix, Inc. (the "Company") for year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of InfoLogix, Inc. for the year ended December 31, 2006 are in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2006.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 23, 2007, except for the
classification of certain amounts
in net revenues and cost of revenues,
which date is March 27, 2008

INFOLOGIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
Currents assets:
Cash and cash equivalents	$3,037	$6,101
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $352 and $409 as of December 30, 2008 and 2007, respectively)	22,610	20,301
Unbilled revenue	1,498	1,052
Inventory, net	1,775	1,899
Prepaid expenses and other current assets	1,228	603
Deferred tax assets—current	—	451

Total current assets	30,148	30,407
Property and equipment, net	944	1,247
Intangible assets, net	8,709	8,362
Goodwill	10,540	5,668
Deferred tax assets—long-term	—	2,956
Deferred financing costs	501	57

Total assets	$50,842	$48,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,389	$8,650
Line of credit	9,000	9,959
Current portion of notes payable	12,077	627
Current portion of capital lease obligations	86	139
Sales tax payable	477	299
Accrued expenses	2,800	3,560
Accrued earn out payable	1,958	—
Other liabilities	900	—
Deferred revenue	276	75

Total current liabilities	38,963	23,309
Notes payable, net of current maturities	4,215	6,818
Capital lease obligations, net of current maturities	186	94

Total liabilities	43,364	30,221

Commitments and Contingencies
Stockholders' equity:
Preferred stock, par value $.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.00001; authorized 100,000,000 shares; issued and outstanding 25,602,267 shares and 24,909,301 shares at December 31, 2008 and 2007, respectively	—	—
Additional paid in capital	25,766	23,580
Accumulated deficit	(18,288)	(5,104)

Total stockholders' equity	7,478	18,476

Total liabilities and stockholders' equity	$50,842	$48,697

The accompanying notes are an integral part of these financial statements

INFOLOGIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net revenues	$100,716	$78,774	$62,113
Cost of revenues	74,176	58,049	47,163

Gross profit	26,540	20,725	14,950
Selling, general and adminstrative expenses	32,243	25,211	17,898

Operating loss	(5,703)	(4,486)	(2,948)
Interest expense	(2,735)	(873)	(665)
Interest income	140	458	56
Loss on extinguishment of debt	(1,451)	—	—

Loss before income tax (expense) benefit	(9,749)	(4,901)	(3,557)
Income tax (expense) benefit	(3,435)	1,712	1,687

Net loss	$(13,184)	$(3,189)	$(1,870)

Loss per share—basic and diluted	$(0.52)	$(0.13)	$(0.14)

Weighted average shares outstanding—basic and diluted	25,277,039	24,173,182	13,503,170

The accompanying notes are an integral part of these financial statements

INFOLOGIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share and per share amounts)

	Common Stock
			Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2006	12,500,000	$—	$50	$695	$745
Common stock issued—reverse merger	2,595,663	—	—	—	—
Common stock issued for cash	8,500,000	—	14,979	—	14,979
Stock based compensation expense	—	—	2,254	—	2,254
Issuance of warrants for services	—	—	520	—	520
Dividends paid to Stockholders	—	—	—	(740)	(740)
Net loss	—	—	—	(1,870)	(1,870)

Balance, December 31, 2006	23,595,663	—	17,803	(1,915)	15,888
Common stock issued—acquisitions	1,293,638	—	4,883	—	4,883
Common stock issued to advisor	20,000	—	66	—	66
Stock-based compensation	—	—	828	—	828
Net loss	—	—	—	(3,189)	(3,189)

Balance, December 31, 2007	24,909,301	—	23,580	(5,104)	18,476
Stock-based compensation	—	—	960	—	960
Common stock issued to advisor	20,000	—	38	—	38
Common stock issued—employee stock purchase plan	172,966	—	158	—	158
Common stock issued—acquisition	500,000	—	1,030	—	1,030
Net loss	—	—	—	(13,184)	(13,184)

Balance, December 31, 2008	25,602,267	$—	$25,766	$(18,288)	$7,478

The accompanying notes are an integral part of these financial statements.

INFOLOGIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	December 31,
	2008	2007	2006
Operating activities:
Net loss	$(13,184)	$(3,189)	$(1,870)
Adjustments to reconcile net loss to operating cash flow:
Depreciation and amortization	2,533	1,667	1,320
Allowance for doubtful accounts receivable	(57)	91	20
Loss on write-down and disposal of property, equipment and intangible assets	1,340	274	—
Inventory obsolescence	(64)	286	124
Loss on extinguishment of debt	1,451	—	—
Amortization of deferred financing costs	720	11	—
Accrued interest expense added to note payable	322	—	—
Accrued interest income added to note receivable	(5)	—	—
Share based compensation and other share based payments	998	894	2,773
Deferred income tax benefit	3,407	(1,720)	(1,687)
Changes in:
Accounts receivable	(2,020)	(8,519)	(1,594)
Unbilled revenue	(446)	(1,052)	—
Inventory	188	107	(504)
Prepaid expenses and other current assets	(613)	239	(507)
Accounts payable	2,571	1,893	(552)
Sales tax payable	178	(43)	71
Accrued expenses	(815)	2,133	119
Deferred revenue	201	75	(186)

Net cash used in operating activities	(3,295)	(6,853)	(2,473)

Investing activities:
Acquisitions, net of cash acquired	(2,967)	(3,159)	—
Acquisition of property, software and equipment	(2,559)	(1,904)	(1,383)
Proceeds from disposal of property and equipment	45	—	—
Promissory notes issued	(200)	—	—
Repayment of promissory notes	50	—	—

Net cash used in investing activities	(5,631)	(5,063)	(1,383)

Financing activities:
Payments received from employee stock purchase plan	158	0	—
Payment of deferred financing costs	(1,715)	(68)	—
Issuance of Hercules note payable	12,000	—	—
Issuance of Herules line of credit	7,500	—	—
Final repayment of Sovereign notes payable	(3,292)	—	—
Final repayment of Sovereign line of credit	(9,334)	—	—
Proceeds from long-term debt	—	2,000	2,500
Repayment of long-term debt and capital leases	(330)	(801)	(1,160)
Net borrowings from line of credit	875	4,004	1,511
Repayment of notes payable—stockholders	—	—	(800)
Common stock issued for cash, net of offering costs	—	—	14,979
Dividends paid to stockholders	—	—	(740)

Net cash provided by financing activities	5,862	5,135	16,290

Net change in cash and cash equivalents	(3,064)	(6,781)	12,434
Cash and cash equivalents at beginning of year	6,101	12,882	448

Cash and cash equivalents at end of year	$3,037	$6,101	$12,882

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,253	$873	$665
Non-cash investing and financing activities:
Capital lease obligations incurred for new equipment	$186	$125	$—
Issuance of common shares in connection with acquisitions	1,030	3,363	—
Issuance of long-term debt in connection with acquisitions	—	4,000	—
Issuance of common shares to advisor for services rendered	38	66	—
Liability for financing cost	900	—	—

The accompanying notes are an integral part of these financial statements.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share information)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of business

        InfoLogix, Inc. (the "Company") provides mobile workforce technology solutions by enabling real time data communications anywhere in an enterprise. The Company provides wireless network design, hardware, software, consulting, system integration and network and device management solutions.

        On November 29, 2006, New Age Translation, Inc. ("New Age") entered into an Agreement and Plan of Merger (the "Merger Agreement") with InfoLogix, Inc., a privately held Delaware corporation ("InfoLogix"). Pursuant to the terms and conditions of the Merger Agreement, each share of InfoLogix common stock prior to the closing of the Merger was converted into the right to receive 25,000 shares of New Age common stock. As a result, 12,500,000 shares of common stock were issued to the shareholders of InfoLogix. Immediately after closing of the Merger on November 29, 2006, there were 15,095,663 shares of New Age common stock issued and outstanding, approximately 82.8% of which shares are currently held by the former stockholders of InfoLogix. Upon the closing of the merger, New Age changed its name to InfoLogix, Inc. and InfoLogix changed its name to InfoLogix Systems Corporation.

        On November 29, 2006, concurrent with the Merger, the Company closed on a private placement of 8,500,000 shares of its common stock to accredited investors. The shares were sold for an aggregate purchase price of $17,000 before costs associated with the private placement of $2,021. The private placement was exempt from registration under the Securities Act of 1933 as amended. In connection with the closing of the merger, the Company made grants of 1.5 million warrants to purchase common stock to certain executives pursuant to their employment agreements with the Company, and approximately 1.2 million warrants to purchase common stock to certain advisors pursuant to their advisory agreements with the Company. The warrants to purchase the Company's common stock were granted at an exercise price of $2.00 per share.

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

        The Company operates in a single reportable segment.

  Basis of Presentation

        The accompanying consolidated financial statements include the accounts of InfoLogix, Inc. and its wholly-owned subsidiaries: InfoLogix Systems Corporation, OPT Acquisition, LLC, Embedded Technologies, LLC, and InfoLogix—DDMS, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying consolidated financial statements for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates continuing operations, securing additional debt or equity financing, selling certain assets, and realizing assets and liabilities in the ordinary course of business. However, the Company has incurred significant net losses from 2006 through 2008, including net losses of

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$13,184 for the year ended December 31, 2008, primarily in connection with its transition from being a seller of workstations and devices to becoming a provider of comprehensive enterprise mobility solutions, and the write-off of certain non-realizable assets, and it has an accumulated deficit of $18,288 as of December 31, 2008. During this three-year transition period, the Company has hired experienced management and staff to execute its business plans and made strategic acquisitions, and the Company also incurred $21 million of senior debt at high interest rates and other associated costs.

        As a result of the Company's capital structure and recurring losses, it has substantial liquidity requirements related to the repayment of its revolving line of credit that comes due on November 1, 2009 and to earn out payments for past acquisitions. The Company does not currently expect to generate sufficient cash flow from operations to fund those obligations. As a result, the independent registered public accounting firm's report on the Company's consolidated financial statements for the year ended December 31, 2008 includes an explanatory paragraph which raises substantial doubt as to the Company's ability to continue as a going concern.

        The Company has undertaken a series of actions to reduce costs and is pursuing various initiatives to continue as a going concern and provide for its future success. The Company's plan to improve its liquidity contemplates securing additional debt or equity financing, selling certain assets of the business, and further evaluating its staffing model to achieve improved efficiencies. The Company has been in discussions with several investors and lenders regarding securing additional financing and has been actively marketing certain assets for possible sale. Its ability to implement these plans successfully is dependent on many circumstances outside of the Company's direct control, including general economic conditions and the financial strength of its customers. Any additional financing the Company is able to secure will likely be subject to a number of conditions and involve additional costs. Given the current negative conditions in the economy generally and the credit markets in particular, there is substantial uncertainty as to whether the Company will be able to generate sufficient liquidity to repay its outstanding debt, to make its earn out payments and to meet working capital needs. If the Company is unable to improve its liquidity position, it may not be able to continue as a going concern.

        The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired businesses are included in the Company's results from the dates of acquisition.

  Use of estimates

        The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period.

        In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Many of the amounts and percentages presented in these notes to the consolidated financial statements have been rounded, and all dollar amounts are presented in thousands, except share and per share information.

  Fair value measurements

        The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses valuation techniques that maximize the use of quoted market prices and inputs other than quoted prices that are observable, and inputs that are not directly observable, but that are corroborated by observable market data. In situations where observable markets are not directly or indirectly available, the Company uses inputs that reflect its assumption about the assumptions a market participant would use to value the asset or liability based on the best information available in the circumstances. The Company generally applies a market approach to determine fair value of its assets and liabilities. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. In the absence of comparable transactions, the Company will use an income approach, whereby it estimates the value based on current market expectations.

        Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), defines fair value, establishes a framework for measuring fair value and mandates disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) 157-2 delaying the effective date of SFAS 157 for the Company until January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Management is in the process of evaluating the financial statement impact of applying SFAS 157 to its nonfinancial assets and nonfinancial liabilities as of January 1, 2009.

  Cash and cash equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value. Pursuant to a covenant in a loan and security agreement with one of its lenders (Note F), the Company is required to maintain a minimum cash balance of $2,500.

  Fair value of financial instruments

        The recorded amounts of the Company's cash and cash equivalents, accounts receivable, unbilled revenues, accrued expenses, accrued earn out payable and accounts payable at December 31, 2008 and 2007 approximate fair value due to their short maturities. The fair values of the Company's debt instruments approximate fair value because the underlying interest rates approximate market rates that the Company could obtain for similar instruments at the balance sheet date.

  Concentrations of credit risk

        Financial instruments that subject the Company to credit risk consist of cash equivalents and accounts receivable.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolete and slow-moving goods. The Company marks down inventory to an amount equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of revenues.

  Property and equipment

        Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed over the lesser of the estimated useful lives or the lease term of the related assets using the straight line method. Maintenance and repairs that neither add to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income in the period the asset is disposed. Useful lives of property and equipment are as follows:

Equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Lease term or 5 years

  Goodwill and other Intangible Assets

        Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 establishes standards for the accounting of intangible assets that are acquired individually or with a group of other assets and the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. In accordance with SFAS 142, amortization of goodwill is not permitted. Goodwill is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

intangible asset exceeds its fair value, an impairment loss is recognized. The annual evaluation of intangible assets require the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can affect these estimates. Once an impairment of an intangible asset has been recorded, it cannot be reversed.

        The Company accounts for its other intangible assets in accordance with SFAS 142. Other intangible assets consist primarily of non-contractual customer relationships, sales contracts, patents and technology. In accordance with SFAS 142, intangible assets that have a definite-life are amortized on a straight-line basis over their estimated useful lives. The Company reviews the carrying value of all intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amounts of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

        The weighted average remaining useful lives for financial reporting and tax purposes are as follows:

	Weighted average remaining useful life
	Book	Tax
Patents	11	10
Computer software	2	2
Developed technology	0	1
Customer lists	6	14
Noncompete agreements	2	14
Trademarks and trade names	Indefinite	14

  Deferred financing costs

        Deferred financing costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense in the consolidated statement of operations over the life of the underlying indebtedness, adjusted to reflect any early repayments.

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

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Software capitalization

        The Company capitalizes the cost of internal use software in accordance with Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 provides guidance for the accounting for computer software developed or acquired for internal use, including the requirement to capitalize certain costs and the amortization of these costs. Costs for preliminary stage projects are expensed as incurred while application stage projects are capitalized. The Company ceases capitalizing costs and commences amortization of the software on a straight-line basis over the estimated useful life, typically three to five years, when it is ready for intended use.

        The Company capitalizes certain costs related to the acquisition and development of software to be sold or licensed to its customers. In accordance with SFAS 86, Accounting for the Costs of Compute Software to be Sold, Leased or Otherwise Marketed, the Company expenses as incurred those costs incurred prior to achieving technological feasibility and capitalizes those arising after technological feasibility has been achieved. The Company amortizes the capitalized costs using the straight-line method over the developed product's estimated economic life. The Company ceases capitalizing costs when the software applications are ready for general release.

  Revenue recognition

        Net revenues are generated through product sales, warranty and maintenance agreements, professional consulting, programming and engineering services, long-term support services, and educational learning programs. Net revenues from product sales are recognized when both the title and risk of loss transfer to the customer, generally upon shipment. The Company generates net revenues from the sale of extended warranties on wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products. Revenue from the sale of component warranties is recognized upon execution of the warranty agreement. The Company does not bear associated warranty risk because it hascontracted with a third party to fully assume all risks and obligations.

        The Company also generates revenue from consulting and other professional services on either a fee-for service or fixed fee basis. Revenue from consulting and other professional services that is contracted as fee-for-service is recognized in the period in which the services are performed. Direct costs for travel and accommodations are reimbursable in accordance with the contract terms and are recognized as net revenue in the period the related expense is incurred. Revenue from the sale of proprietary learning technologies and those consulting and other professional services provided on a fixed-fee basis is recognized according to a proportionate method of revenue recognition and is recognized ratably over the contract period based upon actual project hours completed compared to total budgeted project hours.

        The Company records amounts billed to its customers for shipping and handling fees as revenue in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. The EITF provides that all amounts billed in a sale transaction related to shipping and handling represents revenues earned for the goods provided and requires such amounts to be classified as revenue. Shipping and handling costs are recorded in general and administrative expenses in the consolidated statement of operations.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Advertising costs

        Advertising costs are expensed when incurred and approximated $858, $914 and $367 for the years ended December 31, 2008, 2007 and 2006, respectively.

        In accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, certain cooperative advertising reimbursements are netted against specific, identifiable costs incurred in connection with the selling of the vendor's product. Cooperative advertising reimbursements of approximately $121, $86, and $92 for the years ended December 31, 2008, 2007 and 2006, respectively, were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expense in the consolidated statement of operations.

  Income taxes

        The Company accounts for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting bases and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

  Stock based compensation

        The Company accounts for share-based payments in accordance with SFAS No. 123(R), "Share-Based Payments" (SFAS 123(R)). SFAS 123(R) requires companies to measure compensation cost for all share-based payments at fair value. The fair value of share-based payments made to employees is recognized as compensation expense, on a straight-line basis, over the applicable service period. In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, the Company records share-based compensation within general and administrative expenses to correspond with the same line item as the cash compensation paid to employees.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Earnings per share

        The Company accounts for earnings per share based on the provisions of SFAS 128, Earnings per Share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common share equivalents that could result from the potential exercise into common stock. The computation of diluted earnings per share does not assume exercise of securities that would have an anti-dilutive effect on per share amounts (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options.

  Recent accounting pronouncements

        In December 2007, the SEC issued SAB No. 110, Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 was issued to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements.

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

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments: how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Management has evaluated SFAS 161 and has determined that it will have no impact on the Company's consolidated financial statement disclosures.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of this statement is not expected to have a material effect on the Company's financial statements.

        In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity's Own Stock" (EITF 07-5), which supersedes EITF Issue No. 01-6, "The Meaning of 'Indexed to a Company's Own Stock"'. SFAS No. 133 specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders' equity is not considered a derivative instrument for purposes of applying SFAS No. 133. EITF 07-5 provides guidance for applying the requirements of SFAS No. 133, requiring that both an instrument's contingent exercise provisions and its settlement provisions be evaluated to determine whether the instrument (or embedded feature) is indexed solely to an entity's own stock. EITF 07-5 will be effective for any outstanding or new arrangements as of January 1, 2009. The Company has yet to complete its analysis of the impact of adoption and application of this standard.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE B—INVENTORY

        Inventory consists of the following:

	December 31,
	2008	2007
Finished goods	$2,111	$2,373
Work in progress	85	11
Less: allowance for slow moving and obsolete inventory	(421)	(485)

Total inventory, net	$1,775	$1,899

NOTE C—SECURED PROMISSORY NOTES RECEIVABLE

        On February 8, 2008, the Company made a $150 secured loan to Aware Interweave, Inc. (Aware), for which it received a Secured Promissory Note bearing interest at 12% per annum, payable on a monthly basis commencing March 1, 2008. The outstanding principal balance of the note plus accrued and unpaid interest were applied to and set-off against amounts due to Aware in connection with its acquisition by the Company as discussed in Note O.

NOTE D—PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31,
	2008	2007
Equipment	$1,080	$1,835
Furniture and fixtures	917	434
Leasehold improvements	63	58

	2,060	2,327
Less: accumulated depreciation	(1,116)	(1,080)

	$944	$1,247

        Depreciation expense was $817, $688, and $796 for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, the Company recorded a loss of $910 in connection with the write-off and disposal of equipment.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE E—INTANGIBLE ASSETS

        Intangible assets consist of the following:

	December 31,
	2008	2007
Patents	$2,746	$2,563
Computer software	1,820	1,691
Developed technology	1,157	457
License fees	—	515
Customer Lists	4,285	3,708
Noncompete agreements	289	173
Trademarks and trade names	1,469	1,400
Other	—	126

	11,766	10,633
Less accumulated amortization	(3,057)	(2,271)

Total net intangible assets	$8,709	$8,362

        Amortization expense related to intangible assets was $1,716, $979, and $524 for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, the Company recognized a loss of $430 in connection with the write-off of intangible assets.

        Amortization expense subsequent to the year ended December 31, 2008 is expected to be as follows:

Years ended December 31:	Amount
2009	$1,438
2010	1,208
2011	938
2012	740
2013	620

NOTE F—DEBT

        On May 1, 2008, the Company entered into a loan and security agreement (the "Loan and Security Agreement") with Hercules Technology Growth Capital, Inc. (Lender). On November 19, 2008, the Company entered into an amendment to the Loan and Security Agreement. Among other things, the amendment reduced the maximum commitment of the revolving credit facility, eliminated the incremental term loan facility of $500, increased the interest rates on outstanding borrowings and amended certain financial covenants. The description of the revolving credit facility and term loan facilities set forth below incorporates the new terms of the Loan and Security Agreement after giving effect to the amendment.

        The Loan and Security Agreement provides the Company with a revolving credit facility with a maximum commitment of up to $9,000 and a term loan facility of up to $12,000. The amount that is available to be borrowed under the revolving credit facility is limited to the lesser of the maximum availability at such time and 85% of eligible accounts, as defined. The proceeds of the loans were used, in part, to refinance the Company's indebtedness owing to Sovereign Bank. Borrowings under the agreement may be used for permitted acquisitions and for general corporate and working capital purposes. At

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE F—DEBT (Continued)

December 31, 2008, the Company had $12,000 of indebtedness outstanding under the Hercules term loan and $9,000 outstanding under the revolving credit facility.

        The term loan bears interest at an annual rate equal to the greater of 13.25% (10.5% prior to the amendment) or the prime rate plus 8.75% (4.5% prior to the amendment), plus an additional 1.75% of interest that will be paid in kind and added to the principal amount of the term loan. The interest rate for the revolving credit facility is the greater of 11.25% (8.5% prior to the amendment) or the prime rate plus 6.75% (2.5% prior to the amendment). The interest rate on outstanding borrowings under the revolving credit facility and the term loan increased by 1% on February 15, 2009 and will increase by an additional 1% on May 15, 2009 unless prior to that date the Company has executed a definitive agreement to sell or merge the Company or has raised $5,000 of additional equity or subordinated debt on terms acceptable to the Lender. Interest is payable on the first business day of each month. In the event that any payment is not timely made, a late fee equal to 5% of the past due amount is payable on the demand of the Lender. Upon the occurrence and during the continuance of an event of default, all amounts then owing to the Lender under the agreement and the other loan documents will bear interest at the then current rate plus 3%.

        The term loan matures on May 1, 2012. The term loan payments are interest-only for the first nine months and then must be repaid monthly based on the following principal repayment schedule thereafter: February 2, 2009 to May 1, 2009—5%; June 1, 2009 to May 1, 2010—15%; June 1, 2010 to May 1, 2011—25% and June 1, 2011 to the maturity date—55%. In addition, the Company is required to apply 25% of its excess cash flow, as defined by the agreement, toward prepayments of the term loan. Voluntary prepayments of the term loan are subject to a prepayment charge equal to a percentage of the term loan being prepaid. Revolving loans mature on November 1, 2009. Upon the earliest to occur of (i) demand from the Lender at any time between November 1, 2009 and May 1, 2012, (ii) the acceleration of the Company's obligations under the agreement, (iii) the term loan maturity date, and (iv) prepayment in full of the Company's obligations under the agreement, the Company will be required to pay to the Lender an amount equal to the greater, as of such date of determination, of (x) $900 (increased from $625 prior to the amendment), and (y) an amount equal to 3.0% of the amount by which the Company's market capitalization exceeds $50,000 (decreased from $100,000 prior to the amendment). The Company's obligations under the agreement are secured by all of its personal property, including all of the equity interests in its subsidiaries.

        The agreement contains various affirmative and negative covenants, including covenants that require us to maintain a minimum cash balance and restrict the Company's ability to incur indebtedness, make investments, make payments in respect of its capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions. Additional covenants require compliance with certain financial tests, including leverage ratios.

        Upon an event of default under the agreement the Lender may opt to accelerate and demand payment of all or any part of the Company's obligations under the agreement.

        Under the amended terms, the Company is not permitted to pay any amounts owing under the earn out agreements that were entered into in connection with the acquisitions of Healthcare Informatics Associates, Inc. or Delta Health, Inc. if the Company's total leverage exceeds the predefined maximum.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE F—DEBT (Continued)

        As of December 31, 2008, the Company was not in compliance with certain minimum adjusted EBITDA covenants, and, the Company was not in compliance with the minimum adjusted EBITDA for the three-month periods ended January 31, and February 28, 2009. As a result of these covenant violations, the Company is not permitted to borrow additional funds under its revolving facility. Also as a result of the covenant violation and because the Company's total leverage ratio exceeds 3.00 to 1.00, the Company is prohibited from satisfying its earn out obligations related to the Company's acquisition of the assets of HIA. Due to its inability to comply with these covenants, the Company is in discussions with its Lender to amend the loan and security agreement to restructure its terms, including to waive past violations and to revise the financial covenants and the amortization related to the term loan portion of the facility. The Company remains in discussions with the Lender regarding an amendment, but it has not obtained, and there can be no assurance that it will obtain, such an amendment. The Company is also in discussions with HIA regarding the earn out payment.

        On March 12, 2009, the Company received a letter serving as a notice of events of default and reservation of rights (the "First Notice Letter") under the loan and security agreement from the Lender. Pursuant to the First Notice Letter, the Company was notified that certain events of default existed under the loan and security agreement. The Company is disputing certain of those events, however has paid the default interest and fees in response to the First Notice Letter. In addition, on March 25, 2009, the Lender sent the Company a second letter serving as notice of an event of default for failure to comply with the financial covenant as of January 31, 2009 and charging the Company default interest of $78 for the period from February 1, 2009 through March 31, 2009, except for the period for which default rate interest had already been paid in response to the First Notice Letter. The Lender also informed the Company that, for periods subsequent to March 31, 2009, default rate interest will be payable monthly on the same date as regular interest unless the Lender chooses to demand payment of default interest on another date. Under the terms of the loan and security agreement, late fees are equal to 5% of the past due amount and default rate interest is equal to the applicable regular interest rate plus 3%. The Lender has not chosen to accelerate the obligations under the loan and security agreement, but, it has expressly not waived any events of default or any of its remedies under the loan and security agreement.

        Management determined that the November 19, 2008 amendment resulted in a significant modification of the original loan and security agreement dated May 1, 2008. Accordingly, the Company recorded a charge of $1,451 for a loss on extinguishment of debt in the 2008 statement of operations. The loss is comprised primarily of fees paid the Lender in connection with the amendment and unamortized deferred financing costs related to the original loan and security agreement with the Lender.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE F—DEBT (Continued)

        Notes payable consist of the following:

	December 31,
	2008	2007
Note payable, bank, principal payable $42 monthly over thirty-five months commencing March 2006. Interest was payable monthly at the prime rate plus 1.0%. The note was paid in full May 2008	$—	$708
Note payable, bank, principal payable $28 monthly over thirty-five months commencing December 2006. Interest was payable monthly at the prime rate plus 1.0%. The note was paid in full May 2008	—	695
Convertible note payable pursuant to the asset purchase agreement with Healthcare Informatics Associates, Inc. Principal and interest payable at 9.0% is due September 30, 2010	3,901	3,579
Amounts payable pursuant to the asset purchase agreement with AMT Systems, Inc. in monthly installments of $9 interest included, at a rate of 7.84%, maturing May 31, 2013	391	463
Note payable, Hercules, principal payable $150 monthly over sixteen months commencing February 2009, payable $250 over twelve months, commencing June 2010, payable $550 over twelve months commencing June 2011	12,000	—
Note payable, bank, principal payable $56 monthly over thirty-six months commencing March 2008; interest payable monthly, at prime rate plus 1.5% (8.75% at December 31, 2007), maturing March 16, 2011. The note was paid in full May 2008	—	2,000

Total notes payable	16,292	7,445
Less: current maturities	(12,077)	(627)

	$4,215	$6,818

        Aggregate maturities of notes payable are as follows at December 31, 2008:

Years ended December 31:	Amount
2009	$12,077
2010	3,984
2011	90
2012	98
2013	42

  Letter of Credit

        In April 2007, the Company issued a letter of credit to a vendor for $350. At both December 31, 2008 and 2007 the Company had contingent liabilities under the letter of credit of $350. The letter of credit expires in April 2009. The letter of credit is collateralized by a $350 certificate of deposit.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE G—CAPITAL LEASE OBLIGATION

        Equipment acquired under capital lease obligations is classified as property and equipment in the accompanying consolidated financial statements and consisted of the following:

	December 31,
	2008	2007
Equipment	$492	$565
Less: accumulated depreciation	(220)	(296)

	$272	$269

        Amortization of equipment under capital lease obligations is included with depreciation and amortization in the consolidated statement of cash flows.

        The capital lease obligations expire in 2013 and bear interest at 5.1% and 9.4% imputed based on the lessor's implicit rate of return. Future minimum capital lease payments are as follows:

2009	$101
2010	86
2011	42
2012	42
2013	32

Total	303
Less: amount representing interest	(31)

Net present value of minimum lease payments	272
Less: current portion	(86)

$186

NOTE H—LEASE COMMITMENTS

        The Company leases its facilities in Pennsylvania and Connecticut under operating lease agreements expiring between 2009 and 2011. Total rent expense for all operating leases was approximately $574, $468, and $271 for the years ended December 31, 2008, 2007, and 2006, respectively.

        Future minimum lease payments required under the operating leases in effect subsequent to December 31, 2008 are approximately as follows:

Years ended December 31:	Amount
2009	$628
2010	347
2011	322
2012	20

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE I—RELATED PARTY TRANSACTIONS

  Notes Payable—Stockholders

        The Company was indebted to certain stockholders, considered related parties that were fully repaid in 2006. Interest paid to the stockholders was approximately $71 for the year ended December 31, 2006.

  Support Services

        In 2004, the Company entered into an agreement with an entity owned by a stockholder and former officer of the Company whereby that entity provides extended warranties and technical support services to certain customers of the Company. Under the agreement, the Company was charged $2,694, $1,915 and $1,196 for the years ended December 31, 2008, 2007 and 2006, respectively, and made payments under this agreement of $2,672, $1,903 and $1,331 for the for the years ended December 31, 2008, 2007 and 2006, respectively.

        In May 2006, the Company entered into an agreement with the same entity to provide the Company with consulting services with respect to software development. Under the agreement, the Company was charged $1,721, $812 and $345 for the years ended December 31, 2008, 2007 and 2006, respectively, and made payments under this agreement of $1,582, $809 and $332 for the for the years ended December 31, 2008, 2007 and 2006, respectively. On March 3, 2009, the agreement was amended to extend the term of the arrangement through December 31, 2013. Pursuant to the terms of the amended agreement, the Company has a minimum annual commitment to purchase services in an aggregate amount of $1,500 per year through 2013.

        During the year ended December 31, 2006, a stockholder considered a related party for the year ended December 31, 2006 performed legal services for the Company at costs approximating $36.

  Professional Recruiting Services

        During the years ended December 31, 2008, 2007 and 2006, the Company maintained a business relationship with Gulian & Associates, which is owned by the wife of David T. Gulian, the President and Chief Executive Officer and director and stockholder. Under the terms of the arrangement, Gulian & Associates provides the Company with retainer-based professional recruiting services, on a non-exclusive basis. Gulian & Associates is paid a success fee of 20% of a newly hired person's annual base salary for employees introduced to the Company by Gulian & Associates; one-third of the fee is invoiced at the time the hiring request is made, the remainder is invoiced only upon successful placement of a candidate into the role. In 2008, 2007 and 2006, the Company paid Gulian & Associates approximately $225, $159 and $106 respectively in success fees.

NOTE J—EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution plan covering substantially all employees. As allowed under Section 401(K) of the Internal Revenue Code, the plan provides tax deferred salary deductions for eligible employees. Company contributions are at the discretion of the board of directors. The Company did not make a contribution to the plan for the years ended December 31, 2008, 2007 or 2006.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE K—CONCENTRATIONS OF CREDIT RISK

        For the years ended December 31, 2008, 2007 and 2006, purchases from the Company's significant vendor are as follows:

	Years Ended December 31,
	2008	2007	2006
Vendor A	22.2%	31.2%	26.5%

        For the years ended December 31, 2008, 2007 and 2006, the Company had sales to significant customers as follows:

	Years Ended December 31,
	2008	2007	2006
Customer A	11.0%	12.9%	13%
Customer B	8.9%	12.0%	0%

NOTE L—COMMITMENTS AND CONTINGENCIES

  Litigation

        The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position, results of operations or cash flows.

  Employment Agreements

        The Company entered into employment agreements with executives of the Company. Certain of the employment contracts expired on December 31, 2008 and the others expire during 2009. In addition to the payment of total annual salaries of approximately $1.3 million, in the aggregate, the employment agreements allow for the granting of 1.5 million options and 1.5 million warrants to purchase the Company's common stock at an exercise prices $2.00 and $4.04 per share, respectively; which the company granted on November 29, 2006 and December 18, 2007 respectively. The agreements also call for the payment of discretionary bonuses based upon revenue and net income targets that are set by the compensation committee of the board of directors.

        The Company's employment agreements with its Chief Executive Officer and President, Chief Financial Officer, Executive Vice President, Healthcare, and Executive Vice President, EMS (collectively "Executives") expired on December 31, 2008. Each Executive will remain employed with the Company on an "at will" basis, and on March 13, 2009 the Company entered into severance agreements with each Executive. The severance agreements provide, in the event of termination of the Executive's employment, for predefined payments based on the Executive's then current wage base in exchange for non-compete and non-solicitation agreements.

NOTE M—INCOME TAXES

        The Company accounts for income taxes in accordance with SFAS No. 109. Accordingly deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE M—INCOME TAXES (Continued)

and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

        The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax business and other planning strategies will enable us to utilize the operating loss carryforwards. The Company's evaluation of the realizability of deferred tax assets considers both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2008, the Company recorded a full valuation allowance related to the net operating loss carryforwards and other temporary items as it was determined it is more likely than not that the Company will not be able to use the assets to reduce future tax liabilities.

        As of December 31, 2008, the Company has federal net operating losses (NOLs) of approximately $12,776 which will be available to offset future taxable income. Included in the NOLs are losses of $65 generated by New Age Translation, Inc. which are subject to restrictions under Internal Revenue Code Section 382, due to change in ownership in that entity. Therefore, the Company has recorded a full valuation allowance against the net operating losses generated by New Age Translation, Inc. If not used, the NOLs will expire beginning after 2024. The Company's state NOLs will also be subject to expiration in varying years starting in 2013 through 2027.

        The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Years Ended December 31,
	2008	2007	2006
Current income tax expense (benefit):
Federal	$—	$—	$—
State	28	8	—

	28	8	—
Deferred income tax expense (benefit):
Federal	2,939	(1,487)	(1,452)
State	468	(233)	(235)

	3,407	(1,720)	(1,687)

Income tax expense (benefit)	$3,435	$(1,712)	$(1,687)

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE M—INCOME TAXES (Continued)

        The Company's deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Allowance for doubtful accounts	$153	$162
Inventory reserve and uniform capitalization	198	236
Accrued expenses	170	53
Valuation allowance	(521)	—

Deferred tax assets—current	—	451

Property and equipment	(127)	—
Intangible assets	(37)	15
Operating loss carry forwards	4,885	1,548
Stock based compensation	1,729	1,418
Valuation allowance	(6,450)	(26)

Net deferred tax assets—long-term	—	2,956

Total net deferred tax asset	$—	$3,407

        A reconciliation of the United States statutory income tax rate to the effective income tax rate for the years ended December 31, 2008, 2007, and 2006 is as follows:

	Years Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Tax at the Federal statutory rate	$(3,315)	34.0%	$(1,656)	34.0%	$(1,428)	34.0%
State taxes	(243)	2.5%	(225)	4.6%	(213)	5.1%
Permanent differences	38	(0.5)%	11	(0.2)%	197	(4.7)%
Other	(17)	0.2%	158	(3.3)%	—	0.0%
Valuation allowance	6,972	(71.5)%	—	—	—	—
Income taxable to S Corp. period	—	0.0%	—	0.0%	(91)	2.2%
Impact of change from S to C Corporate tax status	—	0.0%	—	0.0%	(152)	3.6%

Effective tax rate	$3,435	(35.3)%	$(1,712)	35.10%	$(1,687)	40.20%

        The following unaudited pro-forma tax provision was prepared as if the Company was a taxable entity for the period ended December 31, 2006.

	Amount	Rate
Tax at the Federal statutory rate	$(1,428)	34.0%
Permanent differences	224	(5.3)%

Federal tax provision	(1,204)	28.7%
State & local tax provision (Net of Federal benefit)	(195)	4.6%

Total tax provision	$(1,399)	33.3%

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE M—INCOME TAXES (Continued)

        Prior to the Merger discussed in Note A, the Company filed its Federal and State income tax returns as a Sub-Chapter S Corporation. Therefore, any income tax liability from its operations was payable directly by its shareholders. As a result of the Merger, the Company's Sub-Chapter S Corporation status was terminated on November 30, 2006. In accordance with SFAS 109, when the Company changes its tax status from a nontaxable Sub-Chapter S Corporation to a taxable C Corporation, deferred tax assets and liabilities shall be recognized for timing differences at the date that a nontaxable enterprise becomes a taxable enterprise. As a result, the Company recorded a net deferred tax asset of $152 with the offset being recorded as an income tax benefit in the statement of operations for the year ended December 31, 2006.

NOTE N—ACQUISITION OF ASSETS OF DELTA HEALTH SYSTEMS, INC.

        On May 2, 2008, the Company, through its wholly-owned subsidiary InfoLogix Systems Corporation, acquired substantially all of the assets and assumed certain liabilities of Delta Health Systems, Inc. (Delta) pursuant to an asset purchase agreement. The assets acquired relate to Delta's business of providing strategic cost management consulting services and web-based management data collection and work-flow analytics to the healthcare industry, and included cash, accounts receivables, the rights to existing relationships with customers, vendors and partners, certain tangible personal property and certain intangible rights and property. The liabilities assumed related to customer contracts and accrued expenses.

        The purchase price paid by the Company was $1,673, which consisted of $1,465 in cash and $208 in acquisition costs. The Company and Delta also entered into an earn out agreement pursuant to which Delta is eligible to earn additional consideration in the subsequent two year period (each year, an "Earn Out Period") after the closing of the transaction. Delta can earn up to $500 in the first Earn Out Period and up to $500 in the second Earn Out Period upon achievement of gross revenue targets described in the Earn Out Agreement. The additional cash consideration will not be accounted for by the Company until such time as payment of this additional consideration is considered probable, if any pursuant to the terms of the agreement. At the end of the two year period, if Delta has not already earned the $1,000 of additional consideration in respect of each of the two Earn Out Periods, Delta may earn an amount equal to the $1,000 of additional consideration less any amounts previously paid in respect of the two Earn Out Periods upon the achievement of certain cumulative financial milestones during the two-year earn-out period. At the point the consideration is considered probable, the Company will record it as an adjustment to the purchase price.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE N—ACQUISITION OF ASSETS OF DELTA HEALTH SYSTEMS, INC. (Continued)

        The purchase price was allocated to the assets acquired and liabilities assumed on a preliminary basis based on their estimated fair values on the date of acquisition, as follows:

Assets acquired:
Accounts receivable	$28
Property and equipment	2
Goodwill	1,179
Customer relationships	402
Noncompete agreements	62
Trademarks/trade names	43

Total assets acquired	1,716
Liabilities assumed:
Current liabilities	43

Net assets acquired	$1,673

        The customer relationships are being amortized on a straight-line basis over an eight year period, which is the average expected life of the underlying customer contracts. The non-compete agreements are amortized on a straight-line basis over a three year period, which corresponds with the expiration date of the non-compete provisions contained within the asset purchase agreement. Goodwill and the trademarks/trade names have indefinite lives and therefore are not amortized, however, they will be evaluated annually for impairment.

NOTE O—ACQUISITION OF ASSETS OF AWARE INTERWEAVE, INC.

        On May 16, 2008, the Company, through its wholly-owned subsidiary InfoLogix Systems Corporation, acquired substantially all of the operating assets and assumed certain liabilities of Aware Interweave, Inc. (Aware) pursuant to an asset purchase agreement. The assets acquired relate to Aware's business of providing mobile solutions to a variety of industries including the healthcare and life sciences industries, and included cash, accounts receivable, the rights to existing relationships with customers, vendors and partners, certain tangible personal property and certain intangible rights and property. The liabilities assumed consist of current accounts payable and accrued expenses.

        The purchase price paid by the Company consisted of cash and shares of the Company's common stock. The total purchase price paid by the Company is as follows:

Cash paid, net of cash received	$1,318
Common stock issued	1,030
Acquisition costs	131

$2,479

        The cash portion of the purchase price was partially set-off against the amounts due from Aware in connection with its Secured Promissory Note (See Note C).

        At closing, the Company issued 500,000 shares of common stock, which was valued at $1,030 based on the average closing market price of the Company's common stock from May 13, 2008 through May 21, 2008. The issuance of the shares of common stock was unregistered and the shares are initially subject to a

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE O—ACQUISITION OF ASSETS OF AWARE INTERWEAVE, INC. (Continued)

two-year lockup. The Company has placed 105,820 shares of the common stock in an escrow account for a period of eighteen months as security for indemnification obligations under the asset purchase agreement.

        The purchase price was allocated to the assets acquired and liabilities assumed on a preliminary basis based on their estimated fair values on the date of acquisition, as follows:

Assets acquired, excluding cash:
Accounts receivable	$204
Prepaid expenses	12
Property and equipment	11
Goodwill	1,697
Customer relationships	175
Software	500
Trademarks/trade names	18
Noncompete agreements	54

Total assets acquired	2,671
Liabilities assumed:
Current liabilities	192

Net assets acquired	$2,479

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

NOTE P—ACQUISITION OF DDMS PATENTS

        On April 9, 2007, the Company acquired DDMS Holdings, LLC, a privately held Florida company, through a merger of DDMS Holdings, LLC with the Company's newly formed wholly-owned subsidiary InfoLogix-DDMS, Inc. After the merger, InfoLogix-DDMS, Inc. was the surviving wholly-owned subsidiary of the Company. The acquired assets consisted of five US patents, along with one published US patent application and four foreign patents issued and five foreign patents that are currently pending. Consideration given for all of the shares of DDMS Holdings, LLC included $200 in cash and the issuance of 400,000 shares of the Company's common stock. The 400,000 shares of common stock are subject to a one-year lock-up period.

Cash paid	$200
Common stock issued (400,000 shares)	1,520
Acquisition costs	95

$1,815

        The value of the common stock issued above was based on the average closing market price of the Company's common stock for the period three days before and three days after the date of issuance of the common stock.

        The purchase price was allocated to patents and patent applications and based on their fair values on the date of acquisition of $1,815.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE Q—ACQUISITION OF CERTAIN ASSETS OF AMTSYSTEMS, INC.

        On May 10, 2007, the Company, through its wholly-owned subsidiary InfoLogix Systems Corporation, acquired certain assets of AMTSystems, Inc. (AMT) pursuant to an asset purchase agreement. The acquired assets include the rights to existing relationships with customers, vendors and partners, and the intellectual property rights behind AMT's clinical and financial mobility solutions for healthcare. The purchase price paid by the Company consisted of $100 in cash, 138,160 shares of the Company's common stock at closing, and $500 installment payments, payable in 72 equal monthly installments of $9 plus interest. The issuance of the shares of common stock was unregistered and the shares are subject to a two-year lock-up.

Cash paid	$100
Common stock issued (138,160 shares)	500
Installment payments	500
Acquisition costs	208

$1,308

        The value of the common stock issued above was based on the average closing market price of the Company's common stock for the ten trading days prior to the closing date per the asset purchase agreement.

        The acquired assets consisted primarily of software and customer lists. The purchase price was allocated to the assets and based on their estimated fair values on the date of acquisition as follows:

Furniture and fixtures	$4
Technology	100
Customer relationships	957
Noncompete agreement	75
Goodwill	172

$1,308

        The Company increased the value of goodwill by approximately $73 in the fourth quarter for 2007, as the result of adjustments made to the purchase price allocation.

NOTE R—ACQUISITION OF ASSETS OF HEALTHCARE INFORMATICS ASSOCIATES, INC.

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

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE R—ACQUISITION OF ASSETS OF HEALTHCARE INFORMATICS ASSOCIATES, INC. (Continued)

        The purchase price paid by the Company consisted of cash, shares of the Company's common stock, and a convertible promissory note. In addition, HIA is eligible to receive additional contingent consideration under an earn-out agreement. The total purchase price paid by the Company is as follows:

Cash paid	$4,584
Common stock issued (755,478 shares)	2,863
Convertible note payable	3,500
Acquisition costs	683

$11,630

        In addition to the cash paid at closing, HIA and the Company deposited $900 into an escrow account to fund a portion of certain employee retention payments to be made to HIA's employees over a three year period after the closing. In addition, the parties deposited $1,557 from the HIA cash account into an escrow account to be used to fund any working capital adjustment payable under the asset purchase agreement, of which $1,481and $75 was released to HIA and the Company, respectively, on January 31, 2008. The Company also deposited $84 into an escrow account, which was payable to HIA upon the collection of certain outstanding customer invoices due to HIA within 60 days after the closing and remittance of those amounts to the Company. The full amount of this escrow was released to HIA on January 31, 2008.

        At closing, the Company issued 755,478 shares of common stock, which was valued at $2,863 for accounting purposes. This value of the common stock was based on the average closing market price of the Company's common stock from September 26, 2007 through October 3, 2007. The issuance of the shares of common stock was unregistered and the shares are subject to a one-year lockup.

        In addition, the Company issued a convertible promissory note (the "Note") to HIA with a principal amount of $3,500. The Note bears interest at a rate of 9% per annum, compounding annually, from the date of the Note until the principal amount is paid in full. The principal amount of the Note and all accrued interest are payable in full on September 30, 2010. The outstanding unpaid principal amount of the Note is convertible at the option of HIA into unregistered shares of the Company's common stock at a conversion price of $5.50 per share.

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

        The Note grants HIA the right to require the Company to redeem a portion of the unpaid and outstanding principal of the Note if the Company engages in an offering of its equity securities, the primary purpose of which is to raise capital. HIA may also, at its option, declare the Note payable in full upon the occurrence of a Change of Control (as defined in the Note) of InfoLogix Systems Corporation. The Note also contains customary events of default that would allow HIA to accelerate the amounts payable under the Note, including any default that results in the acceleration of payment obligations on the Company's senior debt. The Note is subject to a subordination agreement with the Company's senior lender.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE R—ACQUISITION OF ASSETS OF HEALTHCARE INFORMATICS ASSOCIATES, INC. (Continued)

        The Company and HIA entered into an earn out agreement (the "Earn Out Agreement") pursuant to which HIA is eligible to earn additional consideration in respect of the two years (each year, an "Earn Out Period") after the closing of the transaction. The Company and HIA entered into an amendment to the Earn Out Agreement in August 2008 which extended the first Earn Out Period from twelve months to fifteen months ending December 31, 2008, and amended certain financial calculations used to determine the Company's earn out liability. Based on satisfaction of certain milestones described in the Earn Out Agreement, the Company has recorded an adjustment of $1,958 to the purchase price as an increase to goodwill, which reflects the amount that HIA earned for the first Earn Out Period and is also the maximum amount HIA could have earned. HIA can earn up to $2,500 in the second Earn Out Period upon satisfaction of certain financial milestones described in the Earn Out Agreement. The additional cash consideration will not be accounted for by the Company until such time as the consideration, if any, is earned pursuant to the terms of the Earn Out Agreement. At the point the consideration is earned, the Company will record the cash paid as an adjustment to the purchase price.

        The purchase price was allocated to the assets acquired and liabilities based on their fair values on the date of acquisition, as follows:

Assets acquired, excluding cash:
Accounts receivable	$2,667
Computer equipment	44
Goodwill	5,496
Customer relationships	2,751
Trademarks/trade names	1,400
Noncompete agreement	98

Total assets acquired	12,456
Liabilities assumed:
Current liabilities	826

Net assets acquired	$11,630

        The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume any benefits from cost savings or synergies of operations of the combined company. The pro forma results of operations do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results that may occur in the future. The pro forma adjustments principally reflect the preliminary allocation of the purchase price to the difference between the fair value and book value of property and equipment, resulting in increases or decreases to historical depreciation expense, and the allocation to identifiable intangible assets discussed above, resulting in increased amortization expense. In

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE R—ACQUISITION OF ASSETS OF HEALTHCARE INFORMATICS ASSOCIATES, INC. (Continued)

addition the pro forma adjustments also reflect the additional debt issued in connection with the acquisition resulting in increased interest expense.

	Year Ended December 31,
	2007	2006
Revenue	$85,996	$71,680
Net loss	$(2,732)	$(838)
Loss per share:
Basic	$(0.11)	$(0.06)
Diluted	$(0.11)	$(0.06)

NOTE S—EQUITY

        On November 29, 2006, concurrent with the merger with New Age discussed in Note A, the Company closed a private placement of 8,500,000 shares of its common stock to accredited investors. The shares were sold for an aggregate purchase price of $17,000 before costs associated with the private placement of $2,021. The private placement was exempt from registration under the Securities Act of 1933 as amended (Securities Act), and Regulation D promulgated thereunder.

NOTE T—2008 EMPLOYEE STOCK PURCHASE PLAN

        On January 1, 2008, the Company established the 2008 Employee Stock Purchase Plan (ESPP). The purpose of the ESPP is to provide the Company's employees the opportunity to purchase common stock through accumulated payroll deductions. The ESPP is administered by the Board of Directors. The Company has reserved 1,000,000 shares for use in the ESPP. The purchase price of the common stock is at an amount equal to 85% of the fair market value of a share of common stock on the enrollment date or the exercise date, whichever is lower. The ESPP has consecutive three month offering periods commencing on the first trading day of each calendar quarter. An eligible employee may become a participant in the ESPP by completing a subscription agreement authorizing payroll deductions not to exceed 10% of the employee's compensation. These payroll deductions commence on the first payroll date following the enrollment date and end on the last payroll date in the offering period.

        On the enrollment date of each offering period, each eligible participating employee is granted an option to purchase on the exercise date of such offering period up to a number of shares of the common stock determined by dividing the employee's payroll deductions accumulated prior to such exercise date by the applicable purchase price. Employees are not permitted to purchase more than 2,500 shares during each offering period. The option for the purchase of shares is exercised automatically and purchases of shares are effective on the last day of each quarter. The maximum number of full shares subject to the option are purchased for such participant at the applicable purchase price with the accumulated payroll deductions in his or her account. The Company issued 172,966 shares during 2008, in connection with the ESPP for 2008, for which it received $158 in cash.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE U—STOCK BASED COMPENSATION EXPENSE

        In November 2006, the Company's board of directors approved the 2006 Equity Compensation Plan (Plan). In accordance with the plan, the board of directors may grant options to purchase shares of the Company's common stock to employees, officers, consultants and non-employee directors. The Plan provides for the issuance of options to purchase up to 3,860,000 shares of the Company's common stock. On November 29, 2006, the Company granted 617,000 incentive stock options to purchase common stock to employees at $2.00 per share. In addition, on November 29, 2006, the Company granted 1,495,000 nonqualified stock options to purchase the Company's common stock to executive officers, directors and a consultant of the Company at $2.00 per share. The incentive stock options and the non-qualified options expire November 29, 2016.

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

        Upon the closing of the merger and the private placement as discussed in Notes A and S, the Company granted 2,650,000 warrants to purchase shares of the Company's common stock at $2.00 per share to certain officers, directors and consultants to the Company. The warrants vest 100% on the grant date and are exercisable 25% on the first anniversary and the remainder ratably on a monthly basis over the following three years.

        Under SFAS 123(R), the Company estimated the fair value of stock options and warrants granted using the Black-Scholes valuation model and straight-line amortization. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Employee options typically vest with respect to 25% of the shares one year after the options' grant date and the remainder ratably on an annual basis over the following three years. Director options typically vest with respect to 50% of the shares six months after the options' grant date and the remainder ratably on a monthly basis over the following three years. Fully-vested warrants that become exercisable ratably on a monthly basis over the following four years were granted to employees and non-employee consultants. These fully-vested warrants were fully expensed as of December 31, 2006.

	Years Ended December 31,
	2008	2007	2006
Employee and Non-employee Stock Options and Warrants
Expected life in years	5.00	5.00	5.00
Risk-free interest rate	2.5% - 3.3%	3.5% - 4.0%	4.41%
Volatility	64.3% - 81.2%	57.9% - 61.4%	66.6%
Dividend yield	0.00	0.0%	0.0%
Fair value of grants	$0.61 - $1.45	$1.21 to $1.37	$1.47
Number of Shares	811,000	635,000	2,112,000

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE U—STOCK BASED COMPENSATION EXPENSE (Continued)

        The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the year ended December 31, 2006, the simplified method of determining the expected term was elected as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the year ended December 31, 2006 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

        For the years ended December 31, 2008, 2007 and 2006 the recognized compensation cost for stock options and warrants granted to employees was approximately $960, $828 and $2,253, respectively. At December 31, 2008 and 2007 the total compensation cost related to stock options granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $2,001 and $2,661, net of estimated forfeitures, respectively. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. For the years ended December 31, 2008, 2007 and 2006 the recognized compensation cost for warrants issued to consultants was $-0-, $-0- and $520, respectively. In addition, the Company has recorded a total income tax benefit for 2007 and 2006 of approximately $1,418 and $1,337, respectively related to the granting of the nonqualified options and warrants. The Company did not record an income tax benefit for these options and warrants during 2008.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options:
Outstanding at January 1, 2007	2,112,000	$2.00	9.92	$6,653
Granted	635,000	2.73
Forfeited	(36,500)	2.00
Expired	—	—
Exercised	—	—

Outstanding at December 31, 2007	2,710,500	2.26	9.27	415
Granted	811,000	1.47
Forfeited	(229,000)	2.08
Expired	—	—
Exercised	—	—

Outstanding at December 31, 2008	3,292,500	$2.00	8.49	$—

Exercisable at December 31, 2008	1,301,250	$2.05	8.01	$—

        The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share information)

NOTE V—SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

2008 Quarter Ended	December 31	September 30	June 30	March 31
Revenues	$26,759	$23,824	$26,347	$23,786
Gross profit	6,837	6,210	7,288	6,205
Net loss	(9,133)	(2,520)	(540)	(991)
Loss per share—basic and diluted	$(0.36)	$(0.10)	$(0.02)	$(0.04)
Weighted average shares outstanding	25,518,422	25,477,308	25,193,700	24,918,441

2007 Quarter Ended	December 31	September 30	June 30	March 31
Revenues	$23,333	$20,455	$21,812	$13,174
Gross profit	6,267	5,463	5,654	3,341
Net loss	(1,256)	(466)	(367)	(1,100)
Loss per share—basic and diluted	$(0.05)	$(0.02)	$(0.02)	$(0.05)
Weighted average shares outstanding	24,902,000	24,152,217	24,039,991	23,595,663

Note: Net loss per share for year ended December 31, 2007 is $0.13; a calculation of each individual quarter results in the sum equal to a net loss per share of $0.14.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A(T).    Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining internal control over financial reporting. As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. As defined in the rules of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

        In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal controls over financial reporting

        We continually seek ways to improve the effectiveness and efficiency of the Company's internal controls over financial reporting, resulting in frequent process refinement. However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal period to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

        Each of our directors serves a one-year term until his successor has been duly elected and qualified. Set forth below is biographical information for the directors of InfoLogix, Inc.:

        David T. Gulian, 44, co-founded InfoLogix in 2001 and serves as our President and Chief Executive Officer. Mr. Gulian has served as a member of our board of directors since November 2006 and as a member of the board of directors of InfoLogix Systems Corporation, our wholly-owned subsidiary, since 2001. Mr. Gulian has over 20 years of industry experience with leading information technology and enterprise mobility firms. Prior to the formation of InfoLogix, Mr. Gulian co-founded, and from 1996 to 2001 served as President of, Prologix, a provider of mobility systems and wireless platforms. Prologix merged with Datavision in 1999. Prior to Prologix, Mr. Gulian was the Vice President of RF Mobile Solutions from 1994 to 1996. He earned a Bachelor of Science degree in Information Systems from the Rochester Institute of Technology.

        Wayne D. Hoch, 53, joined our board of directors in November 2006 and is Chairman of the Audit Committee of our board of directors. He is currently a partner of Witmer Partners, LLC, a private investment and management advisory firm that focuses on the real estate financial services industry. Mr. Hoch has over 25 years of domestic and international financial management experience focusing on such areas as U.S. and international accounting standards, financial controls, risk management, internal audit, taxation, financial analysis, and mergers and acquisitions. From 1995 to 2006, Mr. Hoch was Executive Vice President and Chief Financial Officer of GMAC Commercial Holding Corp, now known as Capmark Financial Group, a global commercial real estate financial services firm specializing in lending, mortgage banking, investment and funds management, and servicing. As one of the original members of GMAC Commercial's executive team, he served as a member of the firm's board of directors, its Executive Committee and as co-chair of its Enterprise Risk Management Committee. From 1986 to 1995, Mr. Hoch held various senior level corporate accounting and financial management positions at GMAC Residential Mortgage. Prior to joining GMAC Residential Mortgage, he spent seven years (1979-1986) at AmSouth Mortgage Company holding positions in corporate accounting, information technology and internal audit.

        Richard D. Hodge, 44, co-founded InfoLogix in 2001 and serves as an Executive Vice President. Mr. Hodge has served as a member of our board of directors since November 2006 and as a member of the board of directors of InfoLogix Systems Corporation, our wholly-owned subsidiary, since 2001. Mr. Hodge has an extensive background in executive sales management and development focused on wireless mobility. Prior to the formation of InfoLogix, Mr. Hodge co-founded Prologix, a provider of mobility systems and wireless platforms, in 1996 and, from 1996 to 2001, served as an Executive Vice President. Prologix merged with Datavision in 1999. From 1988 to 1995, Mr. Hodge managed the Eastern sales division for Norand Corporation, a wireless mobility device manufacturer. Mr. Hodge attended Kean College with a concentration in Business Management.

        Thomas C. Lynch, 66, joined our board of directors in November 2006. He has served as a Senior Vice President of The Staubach Company, a real estate advisory firm, since 2001. From 1995 to 2000, Mr. Lynch served as a Senior Vice President for Safeguard Scientifics, Inc., a public investment firm specializing in expansion financing, management buyout, recapitalization, industry consolidation, and early-stage transactions. While at Safeguard, he served from 1998 to 2000 as President and Chief Operating Officer at CompuCom Systems, a subsidiary of Safeguard. Following a 31 year career of Naval service after graduating from the U.S. Naval Academy, he retired with the rank of Rear Admiral in 1995. Mr. Lynch's Naval service included Chief, Navy Legislative Affairs, command of the Eisenhower Battle Group during Operation Desert Shield, Superintendent of the U.S. Naval Academy from 1991 to 1994 and Director of the Navy Staff in the Pentagon from 1994 to 1995. Mr. Lynch serves as a director on the following boards:

Pennsylvania Eastern Technology Council, Epitome Systems, Mikros Communications, Telkonet, and USO World Board of Governors. He also serves as a trustee of the U.S. Naval Academy Foundation. Mr. Lynch is a former President of the Valley Forge Historical Society and a former Chairman of the Cradle of Liberty Council, Boy Scouts of America.

        Thomas O. Miller, 57, joined our board of directors in November 2006. He is currently a partner in The SAGE Company, which assists small to mid-size companies by providing consulting services to build increased levels of company performance and value. Mr. Miller was President of Intermec Technologies, a supply chain information systems provider, from 2004 to 2005 and a corporate officer in UNOVA Corporation, Intermec's parent company, from 2001 to 2006. Mr. Miller also served as Intermec's Executive Vice President, Global Sales and Marketing from 2001 to 2003 and Senior Vice President, Sales Americas and as Senior Vice President of System and Solutions from 1999 to 2001. From 1982 to 1999, he served in various positions with Norand Corporation including President and Senior Vice President of Sales, Marketing and Operations, helping in the development of Norand's point-of-sale, wireless and direct story delivery automation businesses and in its 1997 sale to Western Atlas Corporation. Mr. Miller serves on the board of directors for Socket Mobility, Inc. From 1996 to 2001, Mr. Miller was a member of the board of directors of Eagle Point Software, a NASDAQ listed architecture, civil engineering, and landscaping software company.

        Warren V. "Pete" Musser, 82, joined InfoLogix as the Chairman of our board of directors in November 2006. Mr. Musser is the founder and CEO of The Musser Group LLC, a strategy consulting firm based in Wayne, Pennsylvania which he started in 2001. Mr. Musser is the founder and former Chairman and CEO and present Chairman Emeritus of Safeguard Scientifics, Inc., a company that builds value in high-growth, revenue-stage information technology and life sciences businesses. He was a founding investor of QVC, Novell, CompuCom Systems, Cambridge Technology Partners, and Internet Capital Group, among other companies. Mr. Musser currently serves on the board of directors of Nutrisystems, Inc., Internet Capital Group, Inc., and serves as Vice Chairman of Health Benefits Direct Corporation and Chairman of Telkonet, Inc. Mr. Musser serves on a variety of civic and charitable boards, including as Chairman of the Eastern Technology Council, Chairman of Economics PA and Vice Chairman of the National Center for the American Revolution.

        Jake Steinfeld, 51, joined our board of directors in November 2006. Since 1983, Mr. Steinfeld has served as the Chairman of Body by Jake Global LLC. He is the founder of FiT TV, the first 24-hour fitness television network, which was sold to News Corporation in 1998, and, in 2006, founded Exercise TV, the first on-demand fitness television network in partnership with Comcast, Time Warner, and New Balance. Mr. Steinfeld is the Chairman of the California Governor's Council on Physical Fitness and Sports. He is also the founder of Major League Lacrosse (MLL), the first professional outdoor lacrosse league, and the "Don't Quit! Foundation," a non-profit organization that places fitness centers in inner-city middle schools across the country.

        Richard A. Vermeil, 72, joined our board of directors in November 2006. He is the former head coach of the Kansas City Chiefs (2001-2005), St. Louis Rams (1997-1999) and Philadelphia Eagles (1976-1982) of the National Football League. Mr. Vermeil coached the St. Louis Rams to victory in Super Bowl XXXIV, is one of just four coaches in NFL history to lead two different teams to the Super Bowl and was twice named NFL Coach of the Year. He also served as an assistant coach of the Los Angeles Rams from 1969 to 1974 and as the head coach of UCLA from 1974 to 1975. His 1975 UCLA team won the 1976 Rose Bowl. Mr. Vermeil is the only head coach to have won both the Rose Bowl and the Super Bowl. From 1982 to 1997, Mr. Vermeil was a television broadcaster for CBS and ABC. He also is a motivational speaker.

        Craig A. Wilensky, 45, co-founded InfoLogix in 2001 and serves as an Executive Vice President. Mr. Wilensky has served as a member of our board of directors since November 2006 and as a member of the board of directors of InfoLogix Systems Corporation, our wholly-owned subsidiary, since 2001. Prior to the formation of InfoLogix, Mr. Wilensky co-founded Prologix, a provider of mobility systems and wireless platforms, in 1996 and, from 1996 to 2001, served as an Executive Vice President. Prologix merged with Datavision in 1999. From 1990 to 1996, Mr. Wilensky led the efforts of developing new markets for Intermec and Norand Corporation, a pioneer in developing wireless data networks and handheld computers. Mr. Wilensky started his career in engineering and sales at Prime Computer/Computervision in 1986. Mr. Wilensky has a Bachelors Degree in Computer Science from Marist College, Poughkeepsie, NY.

Executive Officers

        Set forth below is biographical information concerning the non-director executive officers of InfoLogix, Inc.:

        John A. Roberts, 50, has served as our Chief Financial Officer since September 2006 and our Secretary since November 2006. Mr. Roberts served as Acting Chief Financial Officer and Secretary of Clarient, Inc., a publicly-traded provider of diagnostic laboratory services, from February 2006 until August 2006. Mr. Roberts served as Chief Financial Officer and Secretary of Daou Systems, Inc., a publicly-traded professional services consulting business specializing in healthcare information technology, from 2003 to 2006. From 2001 to 2002, Mr. Roberts served as the Vice President of Business Development for MEDecision, Inc., a software products company providing medical management solutions for managed care organizations. From 1999 to 2001, Mr. Roberts held the position of Senior Vice President of Corporate Development and Chief Financial Officer for HealthOnline, Inc., a provider of web-based community hosting services. Mr. Roberts earned a Bachelor of Science and a Master's degree in Business Administration from the University of Maine.

        Eric N. Rubino, 50, has served as our Chief Operating Officer since November 2007. Before joining InfoLogix, Mr. Rubino served as the Chief Operating Officer of Neoware, a publicly-traded provider of thin client computing devices, software and services, where he was responsible for overseeing operations, customer service, engineering, information technology, administration and human resources from 2002 to September 2007. Before joining Neoware, Mr. Rubino worked for SAP Americas, a subsidiary of business software company SAP AG, from 1991 to 2002 and served as its Senior Vice President, General Counsel and Corporate Secretary from 1995 to 1999 and Chief Operating Officer from 1999 to 2002. Mr. Rubino earned a Bachelor of Science in Marketing from Rider University, a Master's degree in Business Administration from St. Joseph's University, and a Juris Doctor from Widener University School of Law.

        Gerald E. Bartley, 66, has served as Executive Vice President and as Managing Director of our HIA Consulting group since September 2007. Mr. Bartley served as President and Chief Executive Officer of Healthcare Informatics Associates, Inc., a specialized healthcare consulting business, from 1996 to September 2007. Before joining Healthcare Informatics Associates, Inc., Mr. Bartley served as Vice President for BRC Healthcare, a hospital IT outsourcing firm from 1994 to 1996. In addition, Mr. Bartley served in various management capacities for the Healthcare Division of Alltel/TDS Healthcare Systems, an HIS software and outsourcing corporation, from 1982 to 1994, Mr. Bartley served a Chief Information Officer of Washoe Medical Center, Reno Nevada and Kettering Medical Center, Kettering, Ohio. Mr. Bartley earned his Medical Technology degree and was a pre-med student for Veterinary Medicine.

Audit Committee

        The board of directors has a standing Audit Committee which is comprised of Wayne D. Hoch (Chairman), Thomas O. Miller, and Thomas C. Lynch. The principal duties of the Audit Committee are to oversee management's conduct of our accounting and financial reporting processes, the audit of our financial statements and our compliance with applicable legal and regulatory requirements, to select and retain our independent registered public accounting firm, to review with management and the independent registered public accounting firm our annual financial statements and related footnotes, to review our internal audit activities, to review with the independent registered public accounting firm the planned scope and results of the annual audit and their reports and recommendations, and to oversee management's maintenance of, and review with the independent registered public accounting firm matters relating to, our system of internal controls. Our board of directors has determined that Mr. Hoch is an "audit committee financial expert" in accordance with the definition of "audit committee financial expert" set forth in Item 407(d)(5)(ii) of Regulation S-K, as adopted by the Securities and Exchange Commission.

Code of Ethics

        InfoLogix maintains a code of business conduct and ethics for directors, officers and employees, including its Chief Executive Officer and Chief Financial Officer. The code is available free of charge on our website at www.infologix.com, as well as in print to any stockholder upon request by writing to InfoLogix at 101 E. County Line Road, Suite 210, Hatboro, Pennsylvania, 19040 or by calling 215-604-0691. Our board of directors and Nominating and Governance Committee regularly reviews corporate governance developments and modifies the code as warranted. Any modifications are reflected on our website. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our code by posting such information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish InfoLogix with copies of these reports. Based on our review of the copies of the reports we have received, and written representations received from certain reporting persons with respect to the filing of reports on Forms 3, 4 and 5, InfoLogix believes that all filings required to be made under Section 16(a) by the reporting persons since our common stock became registered pursuant to Section 12 of the Exchange Act were made on a timely basis, except that (i) John A. Roberts was inadvertently late in filing a Form 4 relating to an acquisition of InfoLogix's common stock and (ii) David T. Gulian was inadvertently late in filing a Form 4 related to an acquisition of InfoLogix's common stock.

Item 11.    Executive Compensation

Executive Compensation

Compensation Committee

        The Compensation Committee of our board of directors is comprised of Thomas O. Miller (Chairman), Wayne D. Hoch, and Richard A. Vermeil. The principal duties of the Compensation Committee are to review and approve goals and objectives relevant to the compensation and benefits of our Chief Executive Officer, to recommend to the independent directors the annual and long term compensation of our Chief Executive Officer in accordance with those goals and objectives and in light of existing agreements, to review, approve and recommend to the independent directors the annual compensation for all executive officers, to make recommendations to our board of directors regarding incentive compensation and stock incentive plans, and to administer stock incentive plans. The Compensation Committee may form, and delegate all or any portion of its functions to, a subcommittee consisting of one or more of its members.

        The Compensation Committee met twice during 2008. Meeting agendas are set by the Chairman. The Compensation Committee approves all employment or severance agreements entered into with the Chief Executive Officer and other executives. In the absence of a formal agreement, base salaries for the Chief Executive Officer and the other executive officers are set annually by the Compensation Committee and our board of directors, typically in March of each year after our financial results are known. In determining whether to recommend to the independent directors for approval merit based increases to the base salaries of the Chief Executive Officer and our other executive officers, the Compensation Committee considers our overall performance compared to our stated strategic plan, including objective performance criteria such as the levels of net income, EBITDA and revenues that we achieved from year to year and over longer time periods. In accordance with our statement on corporate governance, the Compensation Committee also considers the following criteria when evaluating the performance of our Chief Executive Officer for potential merit based salary increases and other compensation awards: (i) the creation of our vision and strategy; (ii) the execution of our vision and strategy; (iii) the development of sound long term and annual business plans in support of the approved strategy; (iv) maintenance of consistent values and exemplary conduct; and (v) the development, retention and motivation of an effective executive management team and succession plans for our executive management team.

        The Compensation Committee considers the recommendations of our Chief Executive Officer in establishing compensation for other executive officers and invited our Chief Executive Officer to participate in its meetings to discuss the compensation of our other executive officers. When considering whether to award stock options to the Chief Executive Officer and other executive officers, and the size of any such award, the Compensation Committee considers previous equity awards made to the Chief Executive Officer and other executive officers, the size of their equity interest in InfoLogix, their job duties and responsibilities, and the overall contribution made to InfoLogix. The Compensation Committee also considers conditions in the market for executive talent in which it competes when determining the size of any option award to be made to a candidate for a position as an executive officer. To date, the Compensation Committee has made grants of stock options to executive officers upon the consummation of the merger with New Age Translation, Inc. or in connection with the officer's initial hiring and subsequent incentive awards granted in 2008.

        The Compensation Committee has the exclusive authority to retain and terminate executive compensation consultants that assist in the evaluation of executive officer or director compensation. To date, the Compensation Committee has not engaged a compensation consultant to assist it in setting executive officer or director compensation.

Summary Compensation Table—2008 and 2007

        The following table shows information concerning the compensation that we recorded for the two most recent fiscal years paid to our Chief Executive Officer and our two other most highly compensated officers.

Name and Principal Position	Year	Salary($)	Bonus($)	Option Awards($)(1)	All Other Compensation($)	Total($)
David T. Gulian(2)	2008	335,452	118,731	102,634	38,016	594,833
President and Chief Executive Officer	2007	340,266	147,000	99,225	34,779	621,270
Richard D. Hodge(3)	2008	295,524	96,923	99,225	43,130	552,802
Executive Vice President	2007	298,408	120,000	99,225	36,999	554,032
Craig A. Wilensky(4)	2008	295,512	96,923	99,225	39,931	549,591
Executive Vice President	2007	302,722	120,000	99,225	36,183	558,130

(1)
The amounts shown in the Option Awards column represent the dollar amounts recognized in 2008 and 2007 for financial statement reporting purposes in connection with options granted to the named executive officers, and warrants awarded to Messrs. Gulian, Hodge and Wilensky, as computed in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("FAS 123(R)"). For information regarding significant factors, assumptions and methodologies used in our computations pursuant to FAS 123(R) see Note U, "Stock-Based Compensation Expense" to our consolidated financial statements in Item 8 of Part II of this Form 10-K.

(2)
The amounts reported for Mr. Gulian in the Salary column represent the base salary and commissions, respectively, paid by us of $335,000 and $5,266 in 2007 and $335,452 and $0 in 2008. The amounts reported for Mr. Gulian in the All Other Compensation column represent health insurance premiums, life and disability insurance premiums and auto allowance, respectively, paid by us of $14,238, $2,541 and $18,000 in 2007 and $16,423, $3,593 and $18,000 in 2008.

(3)
The amounts reported for Mr. Hodge in the Salary column represent base salary and commissions, respectively, paid by us of $295,000 and $7,722 in 2007 and $295,524 and $0 in 2008. The amounts reported for Mr. Hodge in the All Other Compensation column represent health insurance premiums, life and disability insurance premiums and auto allowance, respectively, paid by us of $14,238, $4,545 and $18,000 in 2007 and $16,423, $8,707 and $18,000 in 2008.

(4)
The amounts reported for Mr. Wilensky in the Salary column represent base salary and commissions, respectively, paid by us of $295,000 and $3,408 in 2007 and $295,512 and $0 in 2008. The amounts reported for Mr. Wilensky in the All Other Compensation column represent health insurance premiums, life and disability insurance premiums and auto allowance, respectively, paid by us of $14,238, $3,945 and $18,000 in 2007 and $16,423, $5,508 and $18,000 in 2008.

Employment Arrangements

        David T. Gulian.    We entered into an employment agreement with David T. Gulian in July 2006. Under this agreement, Mr. Gulian agreed to continue acting as our President and Chief Executive Officer, under the supervision of our board of directors, and to perform such duties and to have such authority consistent with his position as may from time to time be specified by our board of directors. As compensation for his services pursuant to the employment agreement, we paid Mr. Gulian a base salary of $335,000 per year. In addition, Mr. Gulian was entitled to receive an annual bonus of a minimum of $147,000. The Compensation Committee did not set targets for the fiscal year ending December 31, 2008 and the bonus was paid monthly in accordance with our normal payroll procedures, however the bonus amount was reduced by 50% on August 1, 2008. During 2008, the Compensation Committee awarded Mr Gulian options to purchase 150,000 shares of common stock at $0.92 per share. As a result of the consummation of the merger with New Age Translation, Inc. in 2006, Mr. Gulian received a one-time bonus of $115,000 under his employment agreement and 750,000 warrants to purchase our common stock at an exercise price of $2.00 per share. Pursuant to Mr. Gulian's employment agreement, we obtained a long-term disability insurance policy for Mr. Gulian and paid all premiums on this policy. In 2006, Mr. Gulian was also granted options to purchase 300,000 shares of our common stock at an exercise price of $2.00 per share.

        Mr. Gulian's employment agreement expired on December 31, 2008. On March 13, 2009, we entered into a severance agreement with Mr. Gulian. Under the severance agreement, Mr. Gulian agreed to continue as our President and Chief Executive Officer, under the supervision of our board of directors, and to perform such duties and to have such authority consistent with his position as may from time to time be specified by our board of directors. As compensation for his services pursuant to the severance agreement, we pay Mr. Gulian a base salary of $361,000 per year beginning January 1, 2009 and terminating on December 31, 2010. Thereafter, the term of the agreement will automatically extend an additional year on each anniversary date unless our board of directors, at its discretion, elects not to continue the severance agreement. Under the terms of his severance agreement, Mr. Gulian has agreed to standard confidentiality restrictions. He is also subject to a noncompetition covenant that generally restricts his ability to compete with us in the United States for a period of one year following the termination of his employment for any reason. Mr. Gulian has also agreed to a nonsolicitation covenant that is applicable during the term of his employment and for a period of one year following the termination of employment.

        Richard D. Hodge.    We entered into an employment agreement with Richard D. Hodge in July 2006. Under this agreement, Mr. Hodge agreed to continue acting as Executive Vice President, under the supervision of our Chief Executive Officer, and to perform such duties and to have such authority consistent with his position as may from time to time be specified by our Chief Executive Officer. As compensation for his services pursuant to the employment agreement, we paid Mr. Hodge a salary of $295,000 per year. In addition, Mr. Hodge was entitled to receive an annual bonus of up to $120,000. The Compensation Committee did not set targets for the fiscal year ending December 31, 2008 and the bonus was paid monthly in accordance with the our normal payroll procedures, however the bonus amount was reduced by 50% on August 1, 2008. As a result of the consummation of the merger with New Age Translation, Inc. in 2006, Mr. Hodge received a one-time bonus of $80,000 under his employment agreement and 375,000 warrants to purchase our common stock at an exercise price of $2.00 per share. Pursuant to Mr. Hodge's employment agreement, we obtained a long-term disability insurance policy for Mr. Hodge and paid all premiums on this policy. In 2006, Mr. Hodge was also granted options to purchase 300,000 shares of our common stock at an exercise price of $2.00 per share.

        Mr. Hodge's employment agreement expired on December 31, 2008. On March 13, 2009, we entered into a severance agreement with Mr. Hodge. Under the severance agreement, Mr. Hodge agreed to continue as our Executive Vice President, under the supervision of our Chief Executive Officer, and to perform such duties and to have such authority consistent with his position as may from time to time be specified by our Chief Executive Officer. As compensation for his services pursuant to the severance agreement, we pay Mr. Hodge a salary of $295,000 per year beginning January 1, 2009 and terminating on December 31, 2010. Thereafter, the term of the agreement will automatically extend an additional year on each anniversary date unless our board of directors, at its discretion, elects not to continue the severance agreement. Under the terms of his severance agreement, Mr. Hodge has agreed to standard confidentiality restrictions. He is also subject to a noncompetition covenant that generally restricts his ability to compete with us in the United States for a period of one year following the termination of his employment for any reason. Mr. Hodge has also agreed to a nonsolicitation covenant that is applicable during the term of his employment and for a period of one year following the termination of employment.

        Craig A. Wilensky.    We entered into an employment agreement with Craig A. Wilensky in July 2006. Under this agreement, Mr. Wilensky agreed to continue acting as an Executive Vice President, under the supervision of our Chief Executive Officer, and to perform such duties and to have such authority consistent with his position as may from time to time be specified by our Chief Executive Officer. As compensation for his services pursuant to the employment agreement, we paid Mr. Wilensky a base salary of $295,000 per year. In addition, Mr. Wilensky was entitled to receive an annual bonus of up to $120,000. The Compensation Committee did not set targets for the fiscal year ending December 31, 2008 and the bonus was paid monthly in accordance with our normal payroll procedures, however the bonus amount was reduced by 50% on August 1, 2008. As a result of the consummation of the merger with New Age Translation, Inc. in 2006, Mr. Wilensky received a one-time bonus of $80,000 under his employment agreement and 375,000 warrants to purchase our common stock at an exercise price of $2.00 per share. Pursuant to Mr. Wilensky's employment agreement, we obtained a long-term disability insurance policy for Mr. Wilensky and paid all premiums on this policy. In 2006, Mr. Wilensky was also granted options to purchase 300,000 shares of our common stock at an exercise price of $2.00 per share.

        Mr. Wilensky's employment agreement expired on December 31, 2008. On March 13, 2009, we entered into a severance agreement with Mr. Wilensky. Under the severance agreement, Mr. Wilensky agreed to continue as an Executive Vice President, under the supervision of our Chief Executive Officer, and to perform such duties and to have such authority consistent with his position as may from time to time be specified by our Chief Executive Officer. As compensation for his services pursuant to the severance agreement, we pay Mr. Wilensky a base salary of $295,000 per year beginning January 1, 2009 and terminating on December 31, 2010. Thereafter, the term of the agreement will automatically extend an additional year on each anniversary date unless our board of directors, at its discretion, elects not to continue the severance agreement. Under the terms of his severance agreement, Mr. Wilensky has agreed to standard confidentiality restrictions. He is also subject to a noncompetition covenant that generally restricts his ability to compete with us in the United States for a period of one year following the termination of his employment for any reason. Mr. Wilensky has also agreed to a nonsolicitation covenant that is applicable during the term of his employment and for a period of one year following the termination of employment.

 Equity Plans—2008 Outstanding Equity Awards at Fiscal Year End

        The following table shows information concerning outstanding equity awards at December 31, 2008 made by InfoLogix to our Chief Executive Officer and our two other most highly compensated officers.

Equity Awards
Name	Number of securities underlying Unexercised Awards (#) exercisable	Number of Securities Underlying Unexercised Awards Unexercisable (#)		Award Exercise Price($)	Award Expiration Date
David T. Gulian	-0- 150,000 390,625	150,000 150,000 359,375	(4) (1) (2)	0.92 2.00 2.00	11/06/2018 11/29/2016 11/29/2011
Richard D. Hodge	150,000 195,313	150,000 179,687	(1) (3)	2.00 2.00	11/29/2016 11/29/2011
Craig A. Wilensky	150,000 195,313	150,000 179,687	(1) (3)	2.00 2.00	11/29/2016 11/29/2011

(1)
Represents options vesting in equal annual installments over four years on November 29 of each year beginning on November 29, 2007.

(2)
Represents warrants vesting 25% on November 29, 2007 and 15,625 shares monthly thereafter until all shares are fully vested.

(3)
Represents warrants vesting 25% on November 29, 2007 and 7,812.5 shares monthly thereafter until all shares are fully vested.

(4)
Represents options vesting in equal annual installments over four years on November 6 of each year beginning on November 6, 2009.

Potential Payments Upon Termination or Change of Control

        As described under "Employment Arrangements" in this Item 11, on March 13, 2009, we entered into severance agreements with our named executive officers. The following is a summary of the arrangements that provide for payment to our Chief Executive Officer and our two other most highly compensated officers, following or in connection with any Change of Control of InfoLogix or change in their responsibilities or other event that results in termination, including resignation, severance, retirement or constructive termination. Under the severance agreements, a "Change of Control" is defined as a merger or consolidation of InfoLogix, a sale, lease, exchange or transfer of all or substantially all of our assets, a dissolution and liquidation of InfoLogix, any person or group becoming the beneficial owner of a majority of our voting securities or, during any twelve-month period, the current directors no longer constitute a majority of our board of directors, unless the election of at least 75% of the new directors was approved by two-thirds of the directors in office at the time.

David T. Gulian, Richard D. Hodge, and Craig A. Wilensky (each, an "Executive")

        Termination by Us following a Change of Control of InfoLogix.    If, following the occurrence of a Change of Control of InfoLogix,

  (i)
  the Executive is not offered employment by the successor company,

  (ii)
  within one year after the Change of Control, the Executive is terminated by the successor company for a reason other than for "Cause" ("Cause" being defined to include, among other things, embezzlement, indictment for fraud, gross incompetence (after 15 days' notice specifying the applicable deficiencies), and disclosure of our confidential information) or other than due to the Executive's disability, or

  (iii)
  within one year after the Change of Control, the Executive terminates his employment with the successor company for "Good Reason," after having provided the successor company with written notice that he believes he has the right to terminate for Good Reason and the successor has failed to eliminate the Good Reason within 15 days of the notice ("Good Reason" being defined to include, among other things, demotion, reduction of compensation, and/or relocation), and, provided that the Executive signs a full release in our favor, then:

  (i)
  we will pay him any accrued but unpaid salary and vacation, as well as severance of (a) the Executive's annual base salary in effect as of the date of his termination plus (b) an amount equal to his maximum annual cash bonus at the rate in effect on the termination date; and

  (ii)
  all of the Executive's granted but unvested stock options will vest and become immediately exercisable.

        Termination Other than following a Change of Control of InfoLogix.    If the Executive's employment with us is terminated prior to a Change in Control other than by us for Cause, by the Executive or due to Executive's disability and, provided the Executive signs a full release in our favor, then:

  (i)
  we will pay him any accrued but unpaid salary and vacation, as well as severance of (a) the Executive's annual base salary in effect as of the date of his termination plus (b) an amount equal to pro rata portion of his maximum annual cash bonus at the rate in effect on the termination date, which will be calculated based on a numerator equal to the number of days between January 1 and the termination date and a denominator of 365; and

  (ii)
  all of the Executive's granted but unvested stock options will vest and become immediately exercisable.

        If the Executive's employment is terminated for any other reason, or if he fails to execute a release in our favor, he would only be entitled to receive a payment equal to his accrued but unpaid salary and vacation.

2008 Director Compensation

        The Chairman of our board of directors and the Chairman of the Audit Committee of our board of directors each receive an annual retainer of $30,000, and each other non-employee director receives an annual retainer of $20,000. Each director who is not an officer of InfoLogix received $1,000 per board of directors or board committee meeting in which the director participated attended in person. Upon first becoming a director, each non-employee director received a grant of an option to purchase 50,000 shares. Fifty percent of the options vested on the six month anniversary of the date of grant. The remaining 50% vested pro rata over the subsequent 18 month period. Our employee directors do not receive compensation for their services as directors.

        The following table summarizes the fees and other compensation earned by our directors for their service on our board of directors and any committees of our board of directors during 2008.

Name	Fees Earned or Paid in Cash($)	Option Awards($)(1)	Total ($)
Warren V. Musser	29,500	21,335	50,835
Wayne D. Hoch	35,500	21,335	56,835
Thomas C. Lynch	26,000	21,335	47,335
Thomas O. Miller	29,000	21,335	50,335
Jake Steinfeld	19,000	21,335	40,335
Richard A. Vermeil	20,000	21,335	41,335

    (1)
    The amounts reported in the Option Awards column represent the dollar amounts recognized in 2008 for financial statement reporting purposes, as computed in accordance with FAS 123(R). For information regarding significant factors, assumptions and methodologies used in our computations pursuant to FAS 123(R), see Note U, "Stock-Based Compensation Expense", to our consolidated financial statements in Item 8 of Part II of this Form 10-K.

        The following table sets forth the aggregate number of options held by each InfoLogix director as of December 31, 2008:

Name	Exercisable Options
Warren V. Musser	50,000	(a)
Wayne D. Hoch	50,000
Thomas C. Lynch	50,000
Thomas O. Miller	50,000
Jake Steinfeld	50,000
Richard A. Vermeil	50,000

    (a)
    Does not include 600,000 shares that may be obtained upon exercise of a warrant granted to Mr. Musser at an exercise price of $2.00 per share.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

        The following table summarizes our equity compensation plans as of December 31, 2008:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by stockholders	3,268,000		$2.00	592,000
Equity compensation plans not approved by stockholders	2,650,000	(2)	$2.00	—

Total	5,918,000		$2.00	592,000

(1)
Does not include shares reflected in the column entitled "Number of shares to be issued upon exercise of outstanding options, warrants and rights."

(2)
Represents shares issuable upon exercise of warrants at an exercise price of $2.00 per share. For more information, refer to Note U to our consolidated financial statements in Item 8 of Part II of this Form 10-K.

Principal Stockholders and Security Ownership of Management

        The following table shows the beneficial ownership of InfoLogix, Inc. common stock for each of our executive officers and directors, each person known to us to beneficially own more than 5% of our common stock and all directors and executive officers as a group as of March 31, 2009.

Name	Shares Beneficially Owned(1)(2)	%(3)
David T. Gulian(4)	2,946,279	11.2%
Richard D. Hodge(5)	2,623,849	10.1%
Craig A. Wilensky(6)	2,613,959	10.1%
IL Venture Capital(7)	2,033,333	7.8%
Warren V. Musser(7)(8)	2,003,333	7.6%
Gerald E. Bartley(9)	755,478	3.0%
Wayne D. Hoch(10)	141,600	*
Jake Steinfeld(11)	100,000	*
John A. Roberts(12)	161,200	*
Thomas C. Lynch(13)	84,000	*
Richard A. Vermeil(14)	75,000	*
Thomas O. Miller(15)	55,000	*
Eric N. Rubino(16)	80,000	*
All directors and executive officers as a group (consists of 13 persons)(17)	13,643,031	48.5%

*
The percentage of shares beneficially owned does not exceed 1%.

(1)
The numbers of shares set forth in this column are calculated in accordance with the provisions of Rule 13d-3 under the Securities Exchange Act of 1934. As a result, these figures assume the exercise or conversion by each beneficial owner of all securities that are exercisable or convertible within 60 days of March 31, 2009.

(2)
Unless otherwise indicated, each director, executive officer or beneficial owner of 5% or more of our common stock has sole voting and investment power with respect to all such shares of common stock.

(3)
Based on 25,602,267 shares of common stock outstanding as of March 31, 2009.

(4)
Includes 2,327,529 shares owned by Mr. Gulian directly (including 50,000 shares owned by Mr. Gulian and his wife), 150,000 shares subject to options exercisable within 60 days of March 31, 2009 and 468,750 shares that may be acquired upon the exercise of a warrant held directly by Mr. Gulian. Mr. Gulian shares voting and dispositive power over the shares he holds with his wife.

(5)
Includes 2,239,474 shares owned by Mr. Hodge directly, 150,000 shares subject to options exercisable within 60 days of March 31, 2009, and 234,375 shares that may be acquired upon the exercise of a warrant held directly by Mr. Hodge.

(6)
Includes 2,229,584 shares owned by Mr. Wilensky directly, 150,000 shares subject to options exercisable within 60 days of March 31, 2009, and 234,375 shares that may be acquired upon the exercise of a warrant held directly by Mr. Wilensky.

(7)
As reported on a Schedule 13G/A filed on February 13, 2009. The address of IL Venture Capital LLC is 2929 Arch Street, 16th Floor, Philadelphia, Pennsylvania 19104.

(8)
Includes 1,303,333 shares owned by Mr. Musser directly, 600,000 shares that may be acquired upon the exercise of a warrant held directly by Mr. Musser, 50,000 shares subject to options exercisable within 60 days of March 31, 2009, and 50,000 shares owned by The Musser Foundation. Mr. Musser is the President and Treasurer of The Musser Foundation. Mr. Musser pledged the 1,303,333 shares he owns directly to IL Lending, LLC, an affiliate of IL Venture Capital LLC, to secure a loan.

(9)
Includes 377,739 shares owned by Mr. Bartley directly, 377,739 shares owned by Mr. Bartley's spouse and 636,363 shares that may be acquired upon the conversion of a Convertible Subordinated Promissory Note dated September 30, 2007.

(10)
Includes 91,600 shares owned by Mr. Hoch directly and 50,000 shares subject to options exercisable within 60 days of March 31, 2009.

(11)
Includes 50,000 shares subject to options exercisable within 60 days of March 31, 2009 that are owned directly by Mr. Steinfeld and 50,000 shares owned by the Jake Steinfeld Delta Trust. Jake Steinfeld is the Trustee of Jake Steinfeld Delta Trust and, therefore, may be deemed to have voting and dispositive power over all of the shares held by Jake Steinfeld Delta Trust.

(12)
Includes 11,200 shares owned by Mr. Roberts directly and 150,000 shares subject to options exercisable within 60 days of March 31, 2009.

(13)
Includes 34,000 shares owned by Mr. Lynch directly and 50,000 shares subject to options exercisable within 60 days of March 31, 2009.

(14)
Includes 25,000 shares owned by Mr. Vermeil directly and 50,000 shares subject to options exercisable within 60 days of March 31, 2009.

(15)
Includes 5,000 shares owned by Mr. Miller directly and 50,000 shares subject to options exercisable within 60 days of March 31, 2009.

(16)
Includes 5,000 shares owned by Mr. Rubino directly and 75,000 shares subject to options exercisable within 60 days of March 31, 2009.

(17)
Includes 2,512,500 shares that may be acquired upon the exercise of options and warrants. The shares that may be acquired upon the exercise of options and warrants are included in the numerator and the denominator for the purpose of calculating the percentage of shares of common stock beneficially owned by the group.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Director Independence

        More than half of the members of our board of directors are independent directors. For a director to be considered independent, our board of directors must determine that the director does not have any direct or indirect material relationship with us. Our board of directors has established guidelines to assist it in determining director independence. The guidelines that our board of directors uses to determine whether a director is independent specify that:

  1.
  A director will not be deemed independent if, within the previous five years: (i) the director was employed by us; (ii) someone in the director's immediate family was employed by us as an officer; (iii) the director was employed by or affiliated with us present or former independent registered public accounting firms; (iv) someone in the director's immediate family was employed or affiliated with our present or former independent registered public accounting firms as an officer, partner, principal or manager; and (v) the director or someone in her/his immediate family was employed as an executive with another entity that concurrently has or had as a member of its compensation (or equivalent) committee of the board of directors any of our executive officers.

  2.
  The following commercial or charitable relationships will not be considered to be material relationships that would impair a director's independence: (i) the director or any of his or her immediate family members accept payment (including political contributions and payments pursuant to personal services or consulting contracts) directly or indirectly from us, an affiliate of InfoLogix, the Chairman of the board of directors, Chief Executive Officer or other executive officer, other than for service as a member of our board of directors or a committee of our board of directors, of less than $60,000 during the current year; and (ii) the director is a partner in, or an executive officer or a stockholder owning less than 10% of, any for profit or not for profit organization to which we made or from which we receive payments (other than those arising solely from investments in our securities) that are less than 5% of our or the organization's consolidated gross revenues or $200,000, whichever is greater, in the current year or in any of the past three years.

  3.
  For relationships not covered by the objective independence guidelines in paragraph 2 above, the determination of whether the relationship is material or not, and therefore whether the director would be independent or not, shall be made by the directors who clearly satisfy the objective independence guidelines set forth in paragraphs 1 and 2 above.

        Our board of directors has determined that the following five members of our nine member board of directors satisfy our independence guidelines and the independence requirements set forth in the NASDAQ Marketplace Rules: Wayne D. Hoch, Thomas C. Lynch, Thomas O. Miller, Jake Steinfeld, and Richard A. Vermeil.

        All members of the Compensation Committee, Audit Committee, and Nominating and Governance Committee of our board of directors are independent directors. Members of the Audit Committee must also satisfy additional Securities and Exchange Commission and NASDAQ independence requirements.

Related Party Transactions

Corrugated Service Corp., d/b/a Amtech

        In July 2006, we entered into a consulting agreement with Corrugated Service Corp. which does business as Amtech and is owned by Cosmo T. DeNicola, an officer and director of InfoLogix prior to our merger with New Age Translation, Inc., and a stockholder of InfoLogix. The consulting agreement became effective upon consummation of the merger between InfoLogix and New Age Translation, Inc. on November 29, 2006 and continued until December 31, 2008.

        Pursuant to the consulting agreement, Amtech provided certain software development consulting services to us for our products, projects and customer deliverables. In consideration of Amtech's services, we paid Amtech a monthly fee equal to $16,500 per month for calendar year 2007 and $16,500 per month for calendar year 2008. In 2007 and 2008, we paid Amtech approximately $186,000 and $197,000, respectively, for services provided under the consulting agreement.

Futura Services, Inc.

        In July 2006, we entered into a services agreement with Futura Services, Inc., which is owned by the wife of Cosmo T. DeNicola, an officer and director of InfoLogix prior to our merger with New Age Translation, Inc., and a stockholder of InfoLogix. The agreement was amended in August 2007. The services agreement granted Futura the exclusive right to provide certain outsourcing services and functions to support certain equipment that is used in our business until the earlier of the termination of the agreement or the fulfillment by Futura of purchase orders in the amount of $1,500,000 for any calendar year during the term of the agreement, after which point, we were permitted to use other providers to perform the services for the balance of such calendar year. In consideration of the services provided by Futura, we paid Futura either a fixed fee or a fee based on a percentage of the revenue generated by the equipment for which Futura was providing support services. The type of fee (fixed or percentage) depended on the equipment for which Futura was providing its services. Fees based on a percentage of revenue typically ranged from 40% to 55% of revenue collected by us from such equipment. In 2007 and 2008, we paid Futura approximately $1.9 million and $2.7 million, respectively, for services provided under this agreement.

        Futura's liability for damages was limited to the aggregate compensation actually received by Futura under any applicable purchase order, except in the event of any liability arising from a breach of Futura's confidentiality obligations, Futura's gross negligence or willful misconduct or to the extent contrary to the laws of any applicable jurisdiction.

        The term of the services agreement commenced upon the consummation of our merger with New Age Translation, Inc. on November 29, 2006 and was terminated on March 2, 2009. On March 2, 2009, we entered into a master services agreement, which supersedes and replaces our services agreement with Futura. The term of the master services agreement commenced on March 2, 2009 and will continue until December 31, 2013, unless terminated earlier. The master services agreement may be terminated by (i) either party if the other party materially breaches the master services agreement and fails to cure the breach within 60 days of receipt of notice thereof, (ii) either party upon the insolvency or bankruptcy of the other party or (iii) either party if an amount from the other party in excess of $100,000 remains due and unpaid or if any amount from the other party remains due and unpaid for 90 days or more. We may also terminate the master services agreement for any reason or no reason upon 45 days notice to Futura. If Futura terminates the master services agreement as a result of our breach, or we terminate the master services agreement as a result of Futura's breach or for no reason, we will be required to (x) pay Futura a termination fee of $750,000 and (y) sublease at Futura's option up to 10,000 square feet of Futura's office space in Fort Washington, Pennsylvania for the remaining term of Futura's lease with the landlord. The rental term of Futura's lease is 66 months and began on October 15, 2006. The current minimum monthly rent under the lease is $37,173.10 for 22,215 square feet of office space and increases approximately $925 on October 15 of each year of the rental term.

        Pursuant to the master services agreement, Futura is granted the exclusive right to provide certain outsourcing services and functions to support the equipment that is used in our business. We will issue purchase orders for specified services to be provided by Futura and the services will be set forth in mutually agreed statements of work. Futura will maintain its exclusive right to provide services until the earlier of the termination of the master services agreement or the fulfillment by Futura of services under statements of work in the amount of $1,500,000 for any calendar year during the term of the master services agreement, after which point we may use other providers to perform the services for the balance of that calendar year, provided that Futura is given the right to perform the services on the same terms and conditions as the other providers with our consent not to be unreasonably withheld. The fees payable to Futura for services will be specified in the applicable statement of work.

        Pursuant to the master services agreement, Futura agreed to certain confidentiality, non-solicitation and warranty provisions and we agreed to certain confidentiality and non-solicitation provisions as well. Futura will bear the risk of loss for the services rendered under the master services agreement and statements of work, including, but not limited to all costs (subject to certain exclusions) related to warranty, extended warranty and call center services that are sold by us to our customers and to post- and pre-production of kitting (assembly and packaging), imaging and shipments to our customers, in each case as such services are specified in an applicable statement of work. Futura's liability for damages is limited to the aggregate compensation actually received by Futura under any applicable statement of work, except in the event of any liability arising from a breach of Futura's confidentiality and non-solicitation obligations or from its gross negligence or willful misconduct, or to the extent contrary to the laws of any applicable jurisdiction.

Gulian & Associates

        During 2007 and 2008, we maintained a business relationship with Gulian & Associates, which is owned by the wife of David T. Gulian, the President and Chief Executive Officer and director and stockholder. Under the terms of the arrangement, Gulian & Associates provides us with retainer-based professional recruiting services, on a non-exclusive basis. Gulian & Associates is paid a success fee of 20% of a newly hired person's annual base salary for employees it introduces to us; one-third of the fee is invoiced at the time of the engagement, the remainder is invoiced only upon successful placement of a candidate into the role. In 2007 and 2008, we paid Gulian & Associates approximately $159,000 and $225,000, respectively, in success fees.

Item 14.    Principal Accounting Fees and Services

        We retained McGladrey & Pullen to audit our consolidated financial statements for the years ended December 31, 2008 and 2007. We had retained Asher & Company, Ltd. ("Asher") to audit our consolidated financial statements for the year ended December 31, 2006. We understand the need for our independent registered public accounting firm to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our independent registered public accounting firm, the Audit Committee of our board of directors has adopted and approved a policy related to the pre-approval of all non-audit work to be performed by our independent registered public accounting firm.

        Consistent with the rules established by the Securities and Exchange Commission (SEC), proposed services to be provided by our independent registered public accounting firm are evaluated by grouping the service fees under one of the following four categories: Audit Services, Audit-Related Services, Tax Services and All Other Services. All proposed services are discussed and approved by the Audit Committee. In order to render approval, the Audit Committee has available a schedule of services and fees approved by category for the current year for reference and specific details are provided. The Audit Committee does not pre-approve services related only to the broad categories noted above.

        The Audit Committee has delegated pre-approval authority to its chairman for cases where services must be expedited. Our management provides the Audit Committee with reports of all pre-approved services and related fees by category incurred during the current fiscal year with forecasts of additional services anticipated during the upcoming year.

        All of the services related to fees disclosed below were pre-approved by the Audit Committee.

        The aggregate fees paid for professional services by McGladrey & Pullen and Asher in 2007 and 2008 for their services were:

Type of Fees	2007	2008
Audit Fees	$188,715	$271,000
Total	$188,715	$271,000

        In the table above, in accordance with the SEC definitions and rules, "audit fees" are fees we paid or were billed by McGladrey & Pullen for professional services for the audit of our consolidated financial statements included in our Forms 10-K, and for services that are normally provided by the accountant in connection with the review of SEC registration statements and other filings, comfort letters and consents.

        We did not engage McGladrey & Pullen to provide any audit related services, tax services or other services during 2008.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   Financial Statements and Schedules

        The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements
Financial Statement Schedules
Schedule II—Valuation and Qualifying Account

 INFOLOGIX, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Receivables and Sales Returns	Reserve for Excess and Obsolete Inventory
Balance at December 31, 2005	$100	$75
Charges to operations	20	124
Deductions	—	—

Balance at December 31, 2006	120	199
Charges to operations	100	286
Asset purchase	198	—
Deductions	(9)	—

Balance at December 31, 2007	409	485
Charges to operations	6	189
Asset purchase	34	—
Deductions	(97)	(253)

Balance at December 31, 2008	$352	$421

(b) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger between New Age Translation, Inc., INFLX Acquisition Corp. and InfoLogix, Inc. dated as of November 29, 2006 (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed December 5, 2006).
2.2
Asset Purchase Agreement by and among InfoLogix, Inc., InfoLogix Systems Corporation, Healthcare Informatics Associates, Inc. and the stockholders of Healthcare Informatics Associates, Inc. dated as of September 30, 2007 (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed October 4, 2007).
2.3
Asset Purchase Agreement by and among InfoLogix, Inc., InfoLogix Systems Corporation, Delta Health Systems, Inc. and the stockholders of Delta Health Systems, Inc. dated as of May 2, 2008 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed May 8, 2008).
3.1	Certificate of Incorporation of New Age Translation, Inc. (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed November 28, 2006).
3.2
Certificate of Amendment of New Age Translation, Inc. changing corporate name to InfoLogix, Inc (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed December 5, 2006).
3.3	By-laws of New Age Translation, Inc. (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed November 28, 2006).
4.1	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Warren V. Musser (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed December 5, 2006).
4.2	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Michael M. Carter (incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K filed December 5, 2006).
4.3	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Karen Keating Mara (incorporated herein by reference to Exhibit 4.3 of our Current Report on Form 8-K filed December 5, 2006).
4.4	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and David T. Gulian (incorporated herein by reference to Exhibit 4.4 of our Current Report on Form 8-K filed December 5, 2006).
4.5	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Richard D. Hodge (incorporated herein by reference to Exhibit 4.5 of our Current Report on Form 8-K filed December 5, 2006).
4.6	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Craig A. Wilensky (incorporated herein by reference to Exhibit 4.6 of our Current Report on Form 8-K filed December 5, 2006).
4.7	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Fairmount Partners LP (incorporated herein by reference to Exhibit 4.7 of our Current Report on Form 8-K filed December 5, 2006).

Exhibit No.	Description
10.1	Registration Rights Agreement dated as of November 29, 2006 by and among InfoLogix, Inc. and the investors set forth on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 5, 2006).
10.2	Employment Agreement dated as of November 29, 2007 by and between Eric N. Rubino and InfoLogix, Inc. (incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K filed March 28, 2008).
10.3	New Age Translation, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 28, 2006).
10.4
Consulting Agreement effective as of July 17, 2006 by and between Corrugated Service Corp. d/b/a Amtech and InfoLogix, Inc (incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K filed December 5, 2006).
10.5
Advisory Agreement dated as of July 17, 2006 by and between Warren V. Musser and InfoLogix, Inc (incorporated herein by reference to Exhibit 10.10 of our Current Report on Form 8-K filed December 5, 2006).
10.6
Form of Lock-up Agreement between the former stockholders of InfoLogix, Inc. and InfoLogix, Inc (incorporated herein by reference to Exhibit 10.11 of our Current Report on Form 8-K filed December 5, 2006).
10.7
Employment Agreement by and between InfoLogix Systems Corporation and Gerry Bartley dated as of September 30, 2007 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 4, 2007).
10.8
Earn Out Agreement by and between InfoLogix Systems Corporation and Healthcare Informatics Associates, Inc. dated as of September 30, 2007 (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 4, 2007).
10.9
First Amendment to Earn Out Agreement by and between InfoLogix Systems Corporation and Healthcare Informatics Associates, Inc. dated as of August 23, 2008 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed November 19, 2008).
10.10
Promissory Note executed in favor of Healthcare Informatics Associates, Inc. by InfoLogix Systems Corporation dated as of September 30, 2007 (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 4, 2007).
10.11
Loan and Security Agreement by and among InfoLogix, Inc., InfoLogix Systems Corporation, Embedded Technologies, LLC, Opt Acquisition LLC, InfoLogix-DDMS, Inc., as Borrowers, and Hercules Technology Growth Capital, Inc., as Lender, dated May 1, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 7, 2008).
10.12
First Amendment to Loan and Security Agreement by and between InfoLogix, Inc., InfoLogix Systems Corporation, Embedded Technologies, LLC, Opt Acquisition LLC, and InfoLogix-DDMS, Inc., as Borrowers, and Hercules Technology Growth Capital, Inc., as Lender, dated November 19, 2008 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed November 19, 2008).
10.13
Earn Out Agreement by and between InfoLogix Systems Corporation and Delta Health Systems, Inc. dated as of May 2, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 8, 2008).

Exhibit No.	Description
10.14	Master Services Agreement by and between Futura Services, Inc. and InfoLogix, Inc. dated March 2, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 6, 2009).
10.15	Severance Agreement dated March 13, 2009 by and between InfoLogix, Inc. and David T. Gulian (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed March 17, 2009).
10.16	Severance Agreement dated March 13, 2009 by and between InfoLogix, Inc. and John A. Roberts (incorporated by reference to Exhibit 10.2 our Current Report on Form 8-K filed March 17, 2009).
10.17	Severance Agreement dated March 13, 2009 by and between InfoLogix, Inc. and Richard Hodge (incorporated by reference to Exhibit 10.3 our Current Report on Form 8-K filed March 17, 2009).
10.18	Severance Agreement dated March 13, 2009 by and between InfoLogix, Inc. and Craig A. Wilensky (incorporated by reference to Exhibit 10.4 our Current Report on Form 8-K filed March 17, 2009).
21	Direct and Indirect Subsidiaries of the Registrant.*
23.1	Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm.*
23.2	Consent of Asher & Company Ltd., Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on April 15, 2009.

INFOLOGIX, INC.
By:	/s/ DAVID T. GULIAN David T. Gulian President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 15, 2009.

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