Form 10-Q
period 2009-03-31
InfoLogix Inc
filed 2009-05-15
CIK 1315320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at May 5, 2009
Common Stock, $0.00001 par value per share	25,684,372 Shares

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

INFOLOGIX, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Currents assets:
Cash and cash equivalents	$4,072	$3,037
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $535 and $352 as of March 31, 2009 and December 31, 2008, respectively)	15,625	22,610
Unbilled revenue	1,563	1,498
Inventory, net	1,982	1,775
Prepaid expenses and other current assets	1,682	1,228

Total current assets	24,924	30,148
Property and equipment, net	864	944
Intangible assets, net	8,488	8,709
Goodwill	10,956	10,540
Prepaid expenses	33	—
Deferred financing costs	317	501

Total assets	$45,582	$50,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,291	$11,389
Line of credit	9,000	9,000
Current portion of notes payable	11,844	12,077
Current portion of capital lease obligations	80	86
Sales tax payable	251	477
Accrued expenses	3,158	2,800
Accrued earn out payable	2,373	1,958
Other current liabilities	900	900
Deferred revenue	906	276

Total current liabilities	37,803	38,963
Notes payable, net of current maturities	4,281	4,215
Capital lease obligations, net of current maturities	176	186
Deferred revenue	190	—

Total liabilities	42,450	43,364

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.00001; authorized 100,000,000 shares; issued and outstanding 25,684,372 shares and 25,602,267 shares at March 31, 2009 and December 31, 2008, respectively	—	—
Additional paid in capital	26,091	25,766
Accumulated deficit	(22,959)	(18,288)

Total stockholders’ equity	3,132	7,478

Total liabilities and stockholders’ equity	$45,582	$50,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008

Net revenues	$18,812	$23,786
Cost of revenues	14,677	17,581

Gross profit	4,135	6,205
Selling, general and adminstrative expenses	7,663	7,517

Operating loss	(3,528)	(1,312)
Interest expense	(1,146)	(286)
Interest income	10	48

Loss before income tax (provision) benefit	(4,664)	(1,550)
Income tax (provision) benefit	(7)	559

Net loss	$(4,671)	$(991)

Loss per share - basic and diluted	$(0.18)	$(0.04)

Weighted average shares outstanding - basic and diluted	25,603,150	24,918,441

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008

Operating activities:
Net cash provided by operating activities	$1,526	$203

Investing activities:
Promissory notes issued	—	(200)
Acquisition of property, software and equipment	(198)	(405)
Net cash used in investing activities	(198)	(605)

Financing activities:
Repayment of long-term debt and capital leases	(328)	(106)
Net repayments on line of credit	—	(534)
Payments received from employee stock purchase plan	35
Net cash used in financing activities	(293)	(640)

Net change in cash and cash equivalents	1,035	(1,042)

Cash and cash equivalents at beginning of period	3,037	6,101

Cash and cash equivalents at end of period	$4,072	$5,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share information)

NOTE A—Nature of Business

Basis of Presentation

The accompanying condensed consolidated financial statements of InfoLogix, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted  in the United States for interim financial reporting and with the instructions for Form 10-Q and Article 10 of Regulation S-X. They do not include all of the disclosures normally made in the consolidated financial statements contained in Form 10-K.  In management’s opinion, all adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal and recurring nature.  The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2008 should be read in conjunction with these consolidated financial statements.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements include the accounts of InfoLogix, Inc. and its wholly-owned subsidiaries: InfoLogix Systems Corporation, OPT Acquisition, LLC, Embedded Technologies, LLC, and InfoLogix—DDMS, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.  The results of operations of the acquired businesses are included in the Company’s results from the dates of acquisition.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management considers materiality and uses the information available to prepare the consolidated financial statements including, the Company’s history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Nature of business

The Company is a provider of enterprise mobility solutions for the healthcare and commercial markets.  The Company’s solutions are designed to allow the real time usage of data throughout an enterprise in order to enhance workflow, improve customer service, increase revenue and reduce costs.  The products and services the Company provides include: consulting, software and software implementation, mobile managed services, system integration, wireless network design and hardware.

NOTE B—Recent Accounting Pronouncements

Beginning January 1, 2009, the Company applied the provisions of Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5) to its existing arrangements to reevaluate, in part, whether financial instruments or embedded features within those arrangements are exempt from accounting under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133).  EITF 07-5 clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’” (EITF 01-6) and thereby possibly exempt from accounting under FAS 133.  The consensus reached in EITF 07-5 supersedes those reached in EITF 01-6.  The Company will apply the provisions to its new arrangements as they arise.  The application of EITF 07-5 did not have a material impact on the consolidated financial statements.

Beginning January 1, 2009, the Company applied the provisions of Financial Accounting Standards Board (FASB) Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) to the outstanding Healthcare Informatics Associates (HIA) convertible note payable.  FSP APB 14-1 requires companies to separately account for the liability (debt) and equity (conversion option) components of certain convertible debt instruments that may be settled, partially or fully, in cash (or other assets) on conversion in a manner that reflects a company’s nonconvertible debt borrowing rate.  The provisions of FSP APB 14-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The application of FSP APB 14-1 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP), which amends Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments (FAS 107), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of FAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company is currently evaluating the impact the adoption of this FSP will have on the consolidated financial statements and related disclosures.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

NOTE C—Inventory

Inventory consists of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)

Finished goods	$2,394	$2,111
Work in progress	85	85
Less: allowance for slow moving and obsolete inventory	(497)	(421)

Total assets	$1,982	$1,775

NOTE D—Customer and Vendor Concentrations

For the three months ended March 31, 2009 and 2008, the Company had sales to significant customers, as a percentage of net revenues, as follows:

	Three Months Ended March 31,
	2009	2008

Customer A	12.2%	13.0%
Customer B	14.6%	0.0%

For the three months ended March 31, 2009 and 2008, purchases from the Company’s significant vendor as a percentage of total expenditures, are as follows:

	Three Months Ended March 31,
	2009	2008

Vendor A	22.2%	27.7%
Vendor B	19.8%	14.9%
Vendor C	0.0%	11.5%

NOTE E—Debt

On May 1, 2008, the Company entered into a loan and security agreement, as amended on November 19, 2008, (Loan and Security Agreement) with Hercules Technology Growth Capital, Inc. (Lender) that provides the Company with a revolving credit facility of up to $9,000 and a  term loan facility of up to $12,000.  The revolving credit facility expires on November 1, 2009 and the term loan facility matures on May 1, 2012.  In addition to the scheduled principal payments on the term loan facility, the Company is required to apply 25% of its excess cash flow, as defined, toward the principal balance.  Voluntary prepayments of principal on the term loan facility are subject to a prepayment charge.  The Company’s obligations under the agreement are secured by all of its personal property, including all of the equity interests in its subsidiaries.  At March 31, 2009, $9,000 and $11,759, respectively, were outstanding under these facilities.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

Borrowings under the revolving credit facility are limited by the Company’s asset base, as defined and bear interest at an annual rate equal to the greater of 11.25% or the prime rate plus 6.75%.  Borrowings under the term loan facility bear interest at an annual rate equal to the greater of 13.25% or the prime rate plus 8.75%, plus an additional 1.75% of interest that will be paid in kind and is added to the principal amount of the term loan.  The interest rates on outstanding borrowings under the revolving credit facility and the term loan facility increased by 1% on February 15, 2009 and will increase by an additional 1% on May 15, 2009 unless prior to that date the Company has either executed a definitive agreement to sell or merge the Company or has raised $5,000 of additional equity or subordinated debt on terms acceptable to the Lender.  In the event of a default on the Loan and Security Agreement, the borrowings will bear interest at 3% higher than the then current rate.

The Loan and Security Agreement contains various affirmative and negative covenants, including covenants that require the Company to maintain a minimum cash balance and restrict the Company’s ability to incur indebtedness, make investments, make payments in respect of its capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions. Additional covenants require compliance with certain financial tests, including leverage ratios.  In addition, the Company is not permitted to pay any amounts owing under the earn out agreements that were entered into in connection with the acquisitions of the assets of Healthcare Informatics Associates, Inc. (HIA) or Delta Health, Inc. (Delta) if the Company’s total leverage exceeds the predefined maximum.  Upon an event of default under the agreement the Lender may opt to accelerate and demand payment of all or any part of the Company’s obligations under the agreement.

Under the provisions of the term loan facility, the Company is required to pay a succession fee equal to the greater of $900 or 3% of the Company’s market capitalization that exceeds $50,000.  The succession fee is due upon the earliest to occur of (i) demand from the Lender at any time between November 1, 2009 and May 1, 2012, (ii) the acceleration of the Company’s obligations under the agreement, (iii) the term loan maturity date, and (iv) prepayment in full of the Company’s obligations under the term loan facility.  At March 31, 2009, the Company has recorded a liability of $900 related to this obligation.

As of March 31, 2009, the Company was not in compliance with certain financial covenants.  As a result of the covenant violations, the Company is prohibited from satisfying its earn out obligations related to the Company’s acquisitions of HIA and Delta. The Company is in discussions with its Lender to amend the Loan and Security Agreement and restructure its terms, including to waive past violations and to revise the financial covenants and the amortization related to the term loan portion of the facility.  There can be no assurance that the Company will obtain, such an amendment.  As of March 31, 2009, outstanding borrowings under the credit and term loan facilities are classified as current in the accompanying condensed consolidated balance sheet; however, the Lender has not demanded payment of the principal due under the facilities.  The Company has been charged the default rate of interest on outstanding borrowings since December 31, 2008.  The Company is also in discussions with HIA to obtain its consent to the payment restriction placed on the earn out obligation.

NOTE F—Related Party Transactions

Support services

An entity owned by a stockholder and former officer of the Company provides extended warranties and technical support services to certain customers on behalf of the Company.  Pursuant to this arrangement, the Company incurred $337 and $502 of charges for the three months ended March 31, 2009 and 2008, respectively, and made payments under the agreement of $353 for the three months ended March 31, 2009.

A company owned by this same stockholder provides the Company with consulting services with respect to software development. Under this arrangement, the Company incurred $100 and $292 of charges for the three months ended March 31, 2009 and 2008, respectively, and made payments of $235 for the three months ended March 31, 2009.  On March 2, 2009, this agreement was amended to extend the terms through December 31, 2013. Pursuant to the amended terms of this agreement, the Company has a minimum annual commitment to purchase services of $1,500 through 2013.

INFOLOGIX, INC.
Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

Professional Recruiting Services

The Company maintains a business relationship with Gulian & Associates, which is owned by the wife of David T. Gulian, the Company’s President and Chief Executive Officer and a director and stockholder of the Company.  Under the terms of the arrangement, Gulian & Associates provides the Company with retainer-based professional recruiting services on a non-exclusive basis.  Gulian & Associates is paid a fee of 20% of a newly hired person’s annual base salary for employees it introduces to the Company.  One-third of the estimated fee is due at the time the hiring request is made.  The remainder is due upon successful placement of a candidate into the role. During the three months ended March 31, 2009 and 2008, the Company paid Gulian & Associates approximately $97 and $29, respectively, in fees.

NOTE G—Commitments and Contingencies

Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE H—Income Taxes

The Company has net operating loss (NOL) carryforwards available in certain jurisdictions to reduce future taxable income.  Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not.  As of March 31, 2009, a valuation allowance of $8,717 was recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits, current operating losses and NOL carryforwards before they expire.  Federal net operating losses expire beginning after 2024 and state net operating losses will expire in varying years between 2013 through 2027.

NOTE I—2008 Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP).  The ESPP provides the Company’s employees the opportunity to purchase common stock through accumulated payroll deductions.  The Company has reserved 1,000,000 shares for use in the ESPP. The ESPP has consecutive three month offering periods commencing on the first trading day of each calendar quarter.

The Company issued 82,098 and 21,955 shares for the three months ended March 31, 2009 and 2008, respectively.  In connection with the issue of these shares, the Company received $35 and $31, respectively.

NOTE J—Stock Based Compensation

For the three months ended March 31, 2009 and 2008, the Company recognized compensation cost for stock options and warrants granted to employees of $290 and $248, respectively. In addition, for the three months ended March 31, 2009 and 2008, the Company recorded an income tax benefit of $110 and $98, respectively, related to the granting of the nonqualified options and warrants.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

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

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, current expectations, forecasts, and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We do not undertake any obligation to update any forward-looking statements or other information contained herein, except as required by federal securities laws.  You should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved.  We have disclosed important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this report.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview and Outlook

Overview

InfoLogix is a provider of enterprise mobility solutions for the healthcare and commercial industries. We provide these solutions to our customers by utilizing a combination of products and services, including consulting, business software applications, mobile managed services, mobile workstations and devices, and wireless infrastructure. Our solutions are designed to allow the real time usage of data throughout a customer’s enterprise in order to enhance workflow, improve customer service, increase revenue and reduce costs. We sell wireless communication and computing devices, including mobile workstations that connect to a customer’s wireless network so that information can be accessed from any location within the enterprise. We also implement customized and third-party software applications and provide radio frequency identification (RFID) technology, which is a data-exchange method that  uses transponders to store and remotely send or retrieve information to enable the transmission and processing of that information between the customer’s information system and its wireless communication and computing devices. In addition, we offer professional services that support and complement a customer’s wireless computing systems and enterprise-wide software implementations, including consulting, mobile managed services, training, engineering, technical support and network monitoring.

Historically, the sale of mobile workstations and other wireless devices has represented a majority of our net revenues.  During the past three years, we have been transitioning our business to offer higher margin software applications, consulting and other professional services. With our focus on selling software and services, we believe that we can provide more comprehensive enterprise mobility solutions to our customers. These solutions involve:

•                  Consulting with our customers to identify opportunities to use mobile technology in their enterprise to improve operations and the quality of their customer service by more efficiently managing people and assets.

•                  Assessing our customer’s existing wireless infrastructure—the cables, routers and network adapters from which a wireless network is constructed—and developing improved network designs to ensure effective wireless connectivity and infrastructure systems integration.

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

Going Concern

Our condensed consolidated financial statements for the three months ended March 31, 2009 have been prepared on a going concern basis, which contemplates continuing operations, securing additional debt or equity financing, selling certain assets, and realizing assets and liabilities in the ordinary course of business.  However, we have incurred significant net losses from 2006 through 2009, including net losses of $4,671 for the three months ended March 31, 2009.  We have substantial liquidity requirements related to the repayment of our revolving line of credit that comes due on November 1, 2009 and to earn out payments for past acquisitions.  Though we are taking measures to improve our liquidity, we do not currently expect to generate sufficient cash flow from operations to fund those obligations.

We have undertaken a series of actions to reduce costs and are pursuing various initiatives to continue as a going concern and provide for our future success. Our plan to improve our liquidity contemplates securing additional debt or equity financing, selling certain assets of the business, restructuring our debt and further evaluating our staffing model. We have been in discussions with several strategic and institutional investors and lenders regarding securing additional financing. Our continued operations are dependent on our ability to implement these plans successfully.  Our ability to implement these plans successfully is dependent on many circumstances outside of our direct control, including general economic conditions and the financial strength of our customers. Any additional financing we are able to secure will likely be subject to a number of conditions and involve additional costs. Given the current negative conditions in the economy generally and the credit markets in particular, there is uncertainty as to whether we will be able to generate sufficient liquidity to repay our outstanding debt, to make our earn out payments and to meet working capital needs. If we are unable to improve our liquidity position, we may not be able to continue as a going concern.

Despite our history of losses and the difficult economic climate, we believe that we are still well-positioned to capitalize on the development, proliferation and convergence of enterprise mobility solutions in the marketplace. We believe that the application of our knowledge and experience in combining industry leading wireless infrastructure with proprietary and third-party software creates solutions that address our customers’ critical needs. Because we do not depend on any particular technology or network carrier, we believe that we can provide tailored solutions in a rapidly changing technological landscape. Also, as market conditions continue to evolve, we believe that our solutions are adaptable to customers in any industry and scalable to customers of varying size or technological sophistication.

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

We also generate net revenues from the sale of extended warranties on wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products.  We sell original equipment manufacturers’ component warranties and recognize the revenue on a net basis upon execution of the warranty agreement.  In addition, we sell warranties for which we are responsible for servicing and recognize the revenue generated from those sales ratably over the warranty period.

Payments received in advance of services performed are recorded as deferred revenue. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenue recognized in excess of amounts billed and project cost is included in unbilled revenue on our condensed consolidated balance sheet.

Cost of revenues consists of all expenses that are directly attributable to the costs associated with the purchase, for resale, of wireless and mobile hardware and systems, including computers, peripherals, and related products. Fluctuations in our gross margin may occur due to changes in our ability to obtain discounts on product sales or our ability to negotiate higher margins on sales contracts with large customers. Cost of revenues also consists of the direct costs associated with those employees or sub-contractors that perform our professional consulting services on behalf of our customers.

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

Critical Accounting Estimates and Policies

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management utilized available information, including our history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Accounts receivable

We grant credit, generally without collateral, to our customers, which are primarily in the healthcare and commercial markets. Consequently, we are subject to potential customer credit risk related to changes in economic conditions within those markets. However, we believe that our billing and collection policies are adequate to minimize the potential credit risk.

We reserve for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt including historical experience and current economic and market conditions. Account balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Impairment of long-lived assets

We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, generated by the asset are less than the carrying value of the asset. When estimating future cash flows, we consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the measurement of impairment charges.

Intangible assets

We capitalize the cost associated with procuring or developing intangible assets and amortize those costs through operations ratably over the estimated lives of the intangible assets.  The costs of successful registrations for patents are generally amortized over sixteen years.  The costs of unsuccessful registrations are charged to expense.  Acquired technology is recorded at its estimated fair value at the date of acquisition and generally amortized over four years.  Developed technology is generally amortized over five years. License fees are amortized over the respective license period.  Customer lists are recorded at their estimated fair values at the date of acquisition and are amortized over the estimated retention period, which generally ranges from six to ten years.  We assess our intangible assets for potential impairment in conjunction with our other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Software capitalization

Internal use software is developed for our use in operations or delivery of salable products and services to our customers and is not marketed for sale.  We capitalize the costs of internal use software that are associated with developing the software.  Costs associated with the planning and design of the software are expensed as incurred.  We cease capitalizing costs and commence amortization of the software when it is ready for its intended use.  Amortization is recorded on a straight-line basis over the estimated useful life of the software, which is typically three to five years.

We capitalize certain costs related to the acquisition and development of software to be sold or licensed to our customers after technological feasibility has been achieved.  Technological feasibility is the point in time when all planning, designing, coding, and testing activities necessary to establish that our proprietary software can be produced to meet its design specifications have been completed.  We expense those costs incurred prior to achieving technological feasibility as they are incurred.  We amortize the capitalized costs on a straight-line basis over the developed product’s estimated economic life, which is generally three years.  We cease capitalizing costs when the software is ready for general release to our customers.  Potential impairment is assessed by comparing the balance of unamortized capitalized software costs to the estimated net revenues to be generated from the licensing of that software.  An impairment charge is recognized if efforts to sell that software are terminated, or if the estimated net revenues to be generated from the licensing of that software drops below the unamortized balance of the software.

Revenue recognition

Net revenues are generated through product sales, warranty and maintenance agreements, professional consulting, programming and engineering services, long-term support services, and educational learning programs. Net revenues from product sales are recognized when both the title and risk of loss transfer to the customer, generally upon shipment. We generate net revenues from the sale of extended warranties on wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products. We record revenue from the sale of original equipment manufacturers’ component warranties net of the amounts we remit to the third-party warranty provider at the time of execution of the warranty agreement.  We defer revenue associated with warranty sales where we are the primary obligor in servicing the warranty and recognize that revenue ratably over the warranty period.

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

Income taxes

Our deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are based on estimates and assumptions and are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse.  Our current and deferred income tax provision is based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years.  Adjustments based on filed returns are recorded when identified.  A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.  We consider future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies” when establishing a valuation allowance.  In the event we determine that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings in the period in which we make such a determination.

 The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world.  Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We believe that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.

Share-based compensation

We measure compensation cost for all share-based payments at fair value on the date of the award.  Fair value for share-based awards issued to non-employees for services is determined at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.  Estimates of the fair value for share-based awards issued to employees is determined based on estimates of: (i) the fair value of our common stock, (ii) the expected term of the award, (iii) the expected volatility of the price of our common stock, (iv) a risk free interest rate and (v) an expected dividend yield of our common stock.  We recognize compensation expense from share-based payments ratably over the service period required in the award, which is generally four years for employees and upon completion of services for non-employees.

Results of Operations

Results of operations expressed as a percentage of revenues were as follows:

	Three Months Ended March 31,
	2009	2008

Net revenues	100.0%	100.0%
Cost of revenues	78.0%	73.9%

Gross profit	22.0%	26.1%
Selling, general and adminstrative expenses	40.7%	31.6%

Operating loss	(18.8)%	(5.5)%
Interest expense	(6.1)%	(1.2)%
Interest income	0.1%	0.2%

Loss before income tax (provision) benefit	(24.8)%	(6.5)%
Income tax (provision) benefit	(0.1)%	2.3%

Net loss	(24.9)%	(4.2)%

Three Months ended March 31, 2009 compared with the Three Months ended March 31, 2008

Net revenues

Net revenues for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31		Amount of	Percentage
	2009	2008	Change	Change

Net revenues:
Infrastructure and hardware	$12,554	$15,429	$(2,875)	(18.6)%
Professional services	5,137	6,182	(1,045)	(16.9)%
Other	1,121	2,175	(1,054)	(48.5)%

Total net revenues	$18,812	$23,786	$(4,974)	(20.9)%

Net revenues were $18,812 for the three months ended March 31, 2009, compared to $23,786 for the three months ended March 31, 2008, a decrease of $4,974 or 20.9%. The decrease in net revenues was due to lower infrastructure and hardware sales as the result of delays in customer purchases of our products in the first quarter of 2009, the completion of a large professional services project in the first and second quarters of 2008 that was not replaced in the first quarter of 2009, and fewer professional service engagements, which typically provide higher margins, resulting from the current economic downturn.

Cost of revenue

Cost of revenue for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31		Amount of	Percentage
	2009	2008	Change	Change

Cost of revenues:
Infrastructure and hardware	$10,015	$12,422	$(2,407)	(19.4)%
Professional services	4,237	3,931	306	7.8)%
Other	425	1,228	(803)	(65.4)%

Total cost of revenues	$14,677	$17,581	$(2,904)	(16.5)%

Our cost of revenues was $14,677 for the three months ended March 31, 2009, compared to $17,581 for the three months ended March 31, 2008, a decrease of $2,904 or 16.5%.  The decrease in our cost of revenues was the result of lower purchases of infrastructure and hardware to fulfill lower sales volumes and lower costs related to subcontractors as the result of fewer professional services engagements in the comparable periods.

Gross profit

Gross profit for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31		Amount of	Percentage
	2009	2008	Change	Change

Gross profit:
Infrastructure and hardware	$2,539	$3,007	$(468)	(15.6)%
Professional services	900	2,251	(1,351)	(60.0)%
Other	696	947	(251)	(26.5)%

Total gross profit	$4,135	$6,205	$(2,070)	(33.4)%

Gross profit percentage:
Infrastructure and hardware	20.2%	19.5%	0.7%	3.8%
Professional services	17.5%	36.4%	(18.9)%	(51.9)%
Other	62.1%	43.5%	18.5%	42.6%

Total gross profit percentage	22.0%	26.1%	(4.1)%	(15.7)%

Our gross profit was $4,135 for the three months ended March 31, 2009, compared to $6,205 for the three months ended March 31, 2008, a decrease of $2,070 or 33.4%, resulting in a gross margin of 22.0% at March 31, 2009, down from 26.1% at March 31, 2008. The decrease in our gross margin is the result of lower net revenues on wireless infrastructure and hardware as the result of customers deciding to defer purchases of third party hardware products until after the first quarter of 2009, the completion of a large professional services project in the first and second quarters of 2008 that was not replaced in the first quarter of 2009, and lower margins on fewer professional service engagements, which typically provide higher margins, as customers deferred projects during the current economic downturn.

Our selling, general and administrative expenses were $7,663 for the three months ended March 31, 2009, compared with $7,517 for the three months ended March 31, 2008, an increase of $146, or 1.9%.  Selling expenses were $3,152 for the three months ended March 31, 2009, compared with $3,250 for the three months ended March 31, 2008, a decrease of $98, or 3.0%.  The decrease in our selling expenses for the comparable period was primarily attributable to lower commissions paid on a lower sales volume.  General and administrative expenses were $4,511 for the three months ended March 31, 2009, compared with $4,267 for the three months ended March 31, 2008, an increase of $244, or 5.7%.  The increase in our general and administrative expenses for the comparable period was primarily attributable to administrative salaries and related employment benefits from the acquisitions made in the second quarter of 2008, partially offset by reduced travel expenses as we continued taking cost reduction actions in the first quarter of 2009.

Our interest expense was $1,146 for the three months ended March 31, 2009, compared to approximately $286 for the three months ended March 31, 2008, an increase of $860 or 300.7%. The increase in interest expense is a result of higher amounts outstanding under our revolving credit and term loan facilities as a result of our 2008 acquisitions and higher base rates charged on these facilities during the comparable period in 2008.  In addition to higher base rates, interest on our 2009 borrowings is charged at a higher rate as a result of certain financial covenant violations during the first quarter of 2009 that did not occur during the comparable period in 2008.  Our interest income was $10 for the three months ended March 31, 2009, compared to $48 for the three months ended March 31, 2008, a decrease of $38 or 79.2%.  The decrease in interest income is primarily the result of a lower average cash balance during the three months ended March 31, 2009 when compared to the same period of 2008.

Our depreciation and amortization expense, included with selling and general and administrative expenses discussed above, decreased to $475 for the three months ended March 31, 2009 from $533 for the three months ended March 31, 2008, a decrease of $58 or 10.8% as the result of the write-off of our demonstration units at December 31, 2008.

Our net loss was $4,671 for the three months ended March 31, 2009 compared with a net loss of $991 for the three months ended March 31, 2008, an increase of $3,680 or 371.3%.  Our net loss increased primarily due to lower revenue of, and lower margins associated with, infrastructure and hardware sales as the result of delays in customer purchases of our products in the first quarter of 2009, the completion of a large professional services project in the first and second quarters of 2008 that was not replaced in the first quarter of 2009, and fewer professional service engagements, which typically contain higher margins, resulting from the current economic downturn.

As of March 31, 2009, we had federal net operating losses (“NOLs”) of approximately $16,675 and state NOLs of approximately $12,458.  Federal state NOLs will be available to offset future taxable income and expire at various date beginning in 2024.  State NOLs expire at various dates beginning in 2013 through 2027.  At March 31, 2009, we have determined that our ability to realize the tax benefit of operating losses is uncertain.  Accordingly, we have recorded a valuation allowance against the tax effect of the NOLs.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $4,072, compared to $3,037 at December 31, 2008. Pursuant to a covenant in a loan and security agreement with our senior lender, we are required to maintain a minimum cash balance of $2,500. We have used, and plan to use, our unrestricted cash for general corporate purposes, including working capital as well as acquisitions. We have funded our growth primarily through the private sale of equity securities and through current and long term debt and working capital.  At March 31, 2009, our total liabilities were $42,450 and were comprised mostly of term debt and borrowings outstanding under our credit line, and outstanding accounts payable and accrued expenses.  Net cash provided by operating activities for the three months ended March 31, 2009 was $1,526, primarily the result of collections from higher sales generated during the fourth quarter of 2008.  Net cash used in investing activities was $198 for the three months ended March 31, 2009, primarily used to continue development of our proprietary software and to purchase office equipment.  Net cash used in financing activities was $293 for the three months ended March 31, 2009, primarily due to the payment of scheduled maturities of debt.

Our primary current and contingent cash obligations arise under our loan and security agreement with Hercules Technology Growth Capital, Inc. (Hercules), our earn out agreements with Delta Health Systems, Inc. (Delta) and Healthcare Informatics associates, Inc. (HIA), and our note payable to HIA. As more fully discussed below, we are currently in violation of certain of our financial covenants with respect to our loan and security agreement with Hercules. As a result of these covenant violations and restrictions in our loan and security agreement, we currently are not permitted to borrow additional funds under our revolver facility or to make earn out payments under our agreements with Delta and HIA. Due to our inability to comply with these covenants, we are in discussions with Hercules to amend our loan and security agreement to restructure its terms, including to waive past violations and to revise the financial covenants and the amortization related to the term loan portion of the facility. While we remain in discussions with Hercules regarding an amendment, we have not obtained, and there can be no assurance that we will obtain, any such amendment. We are also in discussions with HIA regarding the earn out payment.

Given the amount of our current unrestricted cash and cash equivalents and accounts receivable, and assuming we are able to agree to amended terms with Hercules and HIA, we believe that we will have sufficient liquidity to meet our current capital requirements with respect to our operations. However, we have substantial liquidity requirements related to our loan and security agreement with Hercules and our earn out agreements with HIA and Delta. We are in discussions to restructure our obligations with Hercules and HIA.  We are currently identifying ways to optimize our capital structure and pursue strategic planning to continue as a going concern and provide for our future success. Our initiatives include restructuring our debt, and pursuing additional debt and equity capital, one or more strategic transactions, and further cost control actions. Our continued operations are dependent on our ability to implement those plans successfully. If we fail to do so, we may not be able to continue as a going concern.

Line of Credit and Term Loan

Hercules Technology Loan Agreement

On May 1, 2008, we entered into a loan and security agreement, as amended on November 19, 2008, (Loan and Security Agreement) with Hercules that provides us with a  revolving credit facility of up to $9,000 and a  term loan facility of up to $12,000.  The revolving credit facility expires on November 1, 2009 and the term loan facility matures on May 1, 2012.  Our obligations under the agreement are secured by all of our personal property, including all of the equity interests in our subsidiaries.  At March 31, 2009, $9,000 and $11,759, respectively, were outstanding under these facilities.

Borrowings under the revolving credit facility are limited to 85% of our eligible accounts receivable, as defined, less $2,500.  Borrowings bear interest at an annual rate equal to the greater of 11.25% or the prime rate plus 6.75%.  Borrowings under the term loan facility bear interest at an annual rate equal to the greater of 13.25% or the prime rate plus 8.75%, plus an additional 1.75% of interest that will be paid in kind and is added to the principal amount of the term loan.  The interest rates on outstanding borrowings under the revolving credit facility and the term loan facility increased by 1% on February 15, 2009 and will increase by an additional 1% on May 15, 2009, unless prior to that date we have either executed a definitive agreement to sell or merge the Company or have raised $5,000 of additional equity or subordinated debt on terms acceptable to Hercules.  We cannot guarantee that we can execute such an agreement of sale or merger or raise additional equity or subordinated debt by May 15, 2009.  In the event of a default on the Loan and Security Agreement, the borrowings will bear interest at 3% higher than then current rate (default rate of interest).  In addition, in the event of the late payment of interest, we will be charged an additional 5% (late payment charge).

The revolving credit facility matures on November 1, 2009.  The term loan facility matures on May 1, 2012.  Scheduled principal payments are a percentage of the total principal outstanding at the time of payment and are due as follows: February 2, 2009 to May 1, 2009—5%; June 1, 2009 to May 1, 2010—15%; June 1, 2010 to May 1, 2011—25% and June 1, 2011 to the maturity date—55%.  In addition to the scheduled principal payments on the term loan facility, we are required to apply 25% of our excess cash flow, as defined, toward the principal balance.  Voluntary prepayments of principal on the term loan facility are subject to a prepayment charge.

Under the provisions of the term loan facility, we are required to pay a succession fee equal to the greater of $900 or 3% of our market capitalization that exceeds $50,000.  The succession fee is due upon the earliest to occur of (i) demand from the Lender at any time between November 1, 2009 and May 1, 2012, (ii) the acceleration of our obligations under the agreement, (iii) the term loan maturity date, and (iv) prepayment in full of our obligations under the term loan facility.

The Loan and Security Agreement contains various affirmative and negative covenants, including covenants that require us to maintain a minimum cash balance and restrict the Company’s ability to incur indebtedness, make investments, make payments in respect of its capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions. Additional covenants require compliance with certain financial tests, including leverage ratios.  In addition, we are not permitted to pay any amounts owing under the earn out agreements that were entered into in connection with the acquisitions of the assets of HIA or Delta if the Company’s total leverage exceeds the predefined maximum.  Upon an event of default under the agreement the Lender may opt to accelerate and demand payment of all or any part of our obligations under the agreement.

As of March 31, 2009, we were not in compliance with certain financial covenants.  As a result of the covenant violations, we are prohibited from satisfying the earn out obligations related to our acquisitions of HIA and Delta. We are in discussions with Hercules to amend the Loan and Security Agreement and restructure its terms, including to waive past violations and to revise the financial covenants and the amortization related to the term loan portion of the facility. There can be no assurance that we will obtain, such an amendment.  As of May 15, 2009, Hercules has not demanded payment of the principal due under the credit and term loan facilities.  We have been charged the default rate of interest on outstanding borrowings since December 31, 2008.  We are also in discussions with HIA to obtain their consent to the payment restrictions placed on the earn out obligation.  There can be no assurance that we will be able to obtain the consent on terms favorable to us or at all.

There have been no material changes to the measurement of covenants, our plans to address the covenant failures and the possible impact on our liquidity from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Significant Contractual Obligations

As of March 31, 2009, our significant contractual obligations were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt obligations	$16,736	$11,873	$4,740	$123	$—
Capital lease obligations	285	94	127	64	—
Operating lease obligations	1,188	532	656	—	—
Vendor obligations	7,125	1,875	5,250	—	—

Inflation

To date, the effects of inflation on our consolidated financial results have not been significant; however, we cannot be certain that inflation will not affect us materially in the future.

Off Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

New Accounting Standards

Beginning January 1, 2009, we have applied the provisions of Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5) to our existing arrangements to reevaluate, in part, whether financial instruments or embedded features within those arrangements are exempt from accounting under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133).  EITF 07-5 clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’” (EITF 01-6) and thereby possibly exempt from accounting under FAS 133.  The consensus reached in EITF 07-5 supersedes those reached in EITF 01-6.  We will apply the provisions to our new arrangements as they arise.  The application of EITF 07-5 did not have a material impact on the consolidated financial statements.

Beginning January 1, 2009, we have applied the provisions of Financial Accounting Standards Board (FASB) Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) to the outstanding HIA convertible note payable.  FSP APB 14-1 requires companies to separately account for the liability (debt) and equity (conversion option) components of certain convertible debt instruments that may be settled (partially or fully) in cash (or other assets) on conversion in a manner that reflects a company’s nonconvertible debt borrowing rate.  The provisions of FSP APB 14-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The provisions of FSP APB 14-1 must be applied retrospectively to all periods presented. The application of FSP APB 14-1 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP), which amends Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments (FAS 107), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of FAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009.  We are currently evaluating the impact the adoption of this FSP will have on our consolidated financial statements and related disclosures.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Not required.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the results of the evaluation , our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.              Risk Factors

There have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

None.

Item 5.                       Other Information

None.

Item 6.                       Exhibits

Exhibit No.	Description

10.1

Master Senior Agreement dated March 2, 2009 by and between Futura Services, Inc. and InfoLogix, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2009)

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on May 15, 2009.

INFOLOGIX, INC.

By:	/s/ David T. Gulian
David T. Gulian
President and Chief Executive Officer

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and Principal Accounting Officer