Form 10-Q
period 2009-06-30
InfoLogix Inc
filed 2009-08-14
CIK 1315320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at August 7, 2009
Common Stock, $0.00001 par value per share	25,759,135 Shares

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

INFOLOGIX, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Currents assets:
Cash and cash equivalents	$3,518	$3,037
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $572 and $352 as of June 30, 2009 and December 31, 2008, respectively)	17,123	22,610
Unbilled revenue	261	1,498
Inventory, net	2,272	1,775
Prepaid expenses and other current assets	1,651	1,228
Total current assets	24,825	30,148
Property and equipment, net	781	944
Intangible assets, net	8,215	8,709
Goodwill	10,971	10,540
Deferred financing costs	264	501
Total assets	$45,056	$50,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,584	$11,389
Line of credit	9,012	9,000
Current portion of notes payable	11,552	12,077
Current portion of capital lease obligations	81	86
Sales tax payable	102	477
Accrued expenses	3,889	2,800
Accrued earn out payable	2,388	1,958
Other current liabilities	1,360	900
Deferred revenue	1,887	276
Total current liabilities	41,855	38,963
Notes payable, net of current maturities	4,346	4,215
Capital lease obligations, net of current maturities	155	186
Total liabilities	46,356	43,364
Commitments and Contingencies
Stockholders’ (deficiency) equity:
Preferred stock, par value $.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.00001; authorized 100,000,000 shares; issued and outstanding 25,759,135 shares and 25,602,267 shares at June 30, 2009 and December 31, 2008, respectively	—	—
Additional paid in capital	26,439	25,766
Accumulated deficit	(27,739)	(18,288)
Total stockholders’ (deficiency) equity	(1,300)	7,478
Total liabilities and stockholders’ (deficiency) equity	$45,056	$50,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenues	$24,411	$26,347	$43,223	$50,134
Cost of revenues	19,833	19,059	34,510	36,641
Gross profit	4,578	7,288	8,713	13,493
Selling, general and adminstrative expenses	7,748	7,612	15,411	15,128
Operating loss	(3,170)	(324)	(6,698)	(1,635)
Interest expense	(1,189)	(619)	(2,334)	(907)
Interest income	5	32	15	79
Loss on extinguishment of debt	(420)	—	(420)	—
Loss before income tax benefit (provision)	(4,774)	(911)	(9,437)	(2,463)
Income tax benefit (provision)	(7)	371	(14)	930
Net loss	$(4,781)	$(540)	$(9,451)	$(1,533)
Loss per share - basic and diluted	$(0.19)	$(0.02)	$(0.37)	$(0.06)
Weighted average shares outstanding - basic and diluted	25,685,196	25,193,700	25,644,173	25,056,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008

Operating activities:
Net cash provided by (used in) operating activities	$1,259	$(774)
Investing activities:
Acquisition of property, software and equipment	(413)	(1,339)
Acquisitions, net of cash acquired	—	(2,975)
Disposal of property and equipment	—	27
Promissory notes issued	—	(200)
Net cash used in investing activities	(413)	(4,487)
Financing activities:
Payments received from employee stock purchase plan	65	31
Proceeds from issuance of warrants	78	—
Payment of deferred financing costs	(90)	(1,348)
Issuance of Hercules note payable	—	9,000
Issuance of Herules line of credit	—	7,500
Final repayment of Sovereign notes payable	—	(3,292)
Final repayment of Sovereign line of credit	—	(9,334)
Repayment of long-term debt and capital leases	(430)	(214)
Net borrowings on line of credit	12	1,856
Net cash (used in) provided by financing activities	(365)	4,199
Net change in cash and cash equivalents	481	(1,062)
Cash and cash equivalents at beginning of period	3,037	6,101
Cash and cash equivalents at end of period	$3,518	$5,039

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share information)

NOTE A—Nature of Business

Basis of Presentation

The accompanying condensed consolidated financial statements of InfoLogix, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted  in the United States for interim financial reporting and with the instructions for Form 10-Q and Article 10 of Regulation S-X. They do not include all of the disclosures normally made in the consolidated financial statements contained in Form 10-K.  In management’s opinion, all adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal and recurring nature.  The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2008 should be read in conjunction with these consolidated financial statements.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Reclassifications: Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2009 presentation.

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

NOTE B—Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168 (SFAS 168), the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. It names the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) for non-governmental entities recognized by the FASB. SFAS 168 is effective for reporting periods ending after September 15, 2009, and once effective, will supersede all U.S. GAAP accounting standards, aside from rules and interpretive releases issued by the Securities and Exchange Commission (SEC). The Codification is not intended to change U.S. GAAP; rather, it will change the referencing of U.S. GAAP. Therefore, we do not expect the adoption of SFAS 168 will have a material impact on our financial statements.

On June 3, 2009, the FASB voted to approve FASB Accounting Standards Codification (ASC) as the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC.  FASB ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. GAAP by providing the authoritative literature in a topically organized structure.  FASB ASC will reduce the hierarchy established by FAS 162 to two levels, one that is authoritative and one that is not.  FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.  FASB ASC becomes authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, Subsequent Events (FAS 165).  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist in auditing standards.  FAS 165 requires disclosure of the date through which an entity has evaluated subsequent events.  The standard is effective for interim and annual periods ending after June 15, 2009.  The adoption of FAS 165 did not have a significant impact on the consolidated balance sheet or consolidated statements of operations and cash flows.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP), which amends Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments (FAS 107), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of FAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of this FSP did not have a material effect on the condensed consolidated financial statements and related disclosures.

Beginning January 1, 2009, the Company applied the provisions of Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock (EITF 07-5) to its existing arrangements to reevaluate, in part, whether financial instruments or embedded features within those arrangements are exempt from accounting under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133).  EITF 07-5 clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of ‘Indexed to a Company’s Own Stock’ (EITF 01-6) and thereby possibly exempt from accounting under FAS 133.  The consensus reached in EITF 07-5 supersedes that reached in EITF 01-6.  The Company will apply the provisions to its new arrangements as they arise.  The application of EITF 07-5 did not have a material impact on the consolidated financial statements.

Beginning January 1, 2009, the Company applied the provisions of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) to the outstanding Healthcare Informatics Associates (HIA) convertible note payable.  FSP APB 14-1 requires companies to separately account for the liability (debt) and equity (conversion option) components of certain convertible debt instruments that may be settled, partially or fully, in cash (or other assets) on conversion in a manner that reflects a company’s nonconvertible debt borrowing rate.  The provisions of FSP APB 14-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The application of FSP APB 14-1 did not have a material impact on the consolidated financial statements.

NOTE C—Inventory

Inventory consists of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)

Finished goods	$2,727	$2,111
Work in progress	71	85
Less: allowance for slow moving and obsolete inventory	(526)	(421)
Total inventory, net	$2,272	$1,775

NOTE D—Customer and Vendor Concentrations

For the three and six months ended June 30, 2009 and 2008, the Company had sales to significant customers, as a percentage of net revenues, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Customer A	35.9%	1.3%	21.6%	2.5%
Customer B	9.1%	13.1%	10.5%	13.0%

For the three and six months ended June 30, 2009 and 2008, purchases from the Company’s significant vendors as a percentage of total expenditures, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Vendor A	17.4%	20.7%	18.5%	23.9%
Vendor B	29.4%	1.1%	26.1%	1.2%

NOTE E—Debt

On May 1, 2008, the Company entered into a loan and security agreement, as amended on November 19, 2008 and May 31, 2009 (Loan and Security Agreement) with Hercules Technology Growth Capital, Inc. (Hercules) that provides the Company with a revolving credit facility of up to $9,000 and a term loan facility of up to $12,000.  The revolving credit facility expires on January 1, 2010 and the term loan facility matures on May 1, 2012.  Voluntary prepayments of principal on the term loan facility are subject to a prepayment charge.  The Company’s obligations under the Loan and Security Agreement are secured by all of its personal property, including all of the equity interests in its subsidiaries.  At June 30, 2009, $9,012 and $11,473, respectively, were outstanding under these facilities.  The estimated fair value of these facilities approximates their carrying values at June 30, 2009 because the underlying interest rates approximate market rates that the Company could obtain for similar instruments.

Pursuant to the second amendment to the Loan and Security Agreement on May 31, 2009 (Second Amendment), Hercules waived the existing event of default arising from the violation of the minimum EBITDA financial covenants for the measurement periods ending January 31, February 28, March 31, and April 30, 2009, and the Company issued to Hercules a warrant to purchase 250,000 shares of common stock of InfoLogix, Inc. on June 19, 2009.  The Second Amendment increased the interest rates on outstanding borrowings, amended certain financial covenants, postponed further principal payments on the term loan portion of the facility until January 2010 and postponed the maturity date of the revolving credit facility until January 1, 2010.  The following discussion of the terms of the Loan and Security Agreement incorporates the terms of the Second Amendment.

Borrowings under the revolving credit facility are limited by the Company’s asset base, as defined and bear interest at an annual rate equal to 1.50% interest paid in kind plus the greater of 14.25% or the prime rate plus 9.75% through September 30, 2009.  Thereafter, the revolving credit facility will bear interest at an annual rate equal to 4.50% interest paid in kind plus the greater of 14.25% or the prime rate plus 9.75%.  Borrowings under the term loan facility bear interest at an annual rate equal to 3.75% interest paid in kind plus the greater of 15.75% or the prime rate plus 10.75% through September 30, 2009.  Thereafter, the term loan facility will bear interest at an annual rate equal to 6.75% interest paid in kind plus the greater of 15.75% or the prime rate plus 10.75%. Interest that is paid in kind is added to the principal amount of the term loan.    In the event of a default on the Loan and Security Agreement, the borrowings will bear interest at 300 basis points higher than the then current rate.

Under the provisions of the term loan facility, the Company is required to pay a succession fee equal to the greater of $1,200 or 6% of the Company’s market capitalization that exceeds $11,327, if a Fundamental Event Transaction (described in the following paragraph) closes and the term loan is repaid by September 30, 2009.  The succession fee equals the greater of $1,500 or 6% of the Company’s market capitalization that exceeds $11,327, if a Fundamental Event Transaction (described in the following paragraph) closes and the term loan is repaid after September 30, 2009. The succession fee is due upon the earliest to occur of (i) demand from Hercules at any time between June 30, 2009 and April 30, 2012, (ii) the acceleration of the Company’s obligations under the Loan and Security Agreement, (iii) the term loan maturity date, and (iv) prepayment in full of the Company’s obligations under the term loan facility.  At June 30, 2009, the Company has recorded a liability of $1,200 related to this obligation.

The Loan and Security Agreement contains various affirmative and negative covenants, including covenants that require the Company to maintain a minimum cash balance and restrict the Company’s ability to incur indebtedness, make investments, make payments in respect of its capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions. Additional covenants will require compliance with certain financial tests, including earnings and leverage ratios and the closing, by July 31, 2009 of a Fundamental Event Transaction, defined as either (i) the sale of all or substantially all of the assets or capital stock of the Company, (ii) a cash equity infusion in an amount of at least $12,000 or (iii) the incurrence of subordinated indebtedness of at least $12,000 (subordinate to Hercules’s security interests in the Company’s property and assets), the proceeds of which are used to repay the term loan.  In addition, the Company is not permitted under the Loan and Security Agreement and a subordination agreement with Hercules to pay any amounts owing under the earn out agreements that were entered into in connection with the acquisitions of the assets of Healthcare Informatics Associates, Inc. (HIA) or Delta Health, Inc. (Delta) if the Company’s total leverage exceeds the predefined maximum.  Upon an event of default under the agreement Hercules may opt to accelerate and demand payment of all or any part of the Company’s obligations under the Loan and Security Agreement.

As of June 30, 2009, the Company was in compliance with its minimum cash balance covenant. Outstanding borrowings under the credit and term loan facilities are classified as current in the accompanying condensed consolidated balance sheet; however, Hercules has not demanded payment of the principal due under the facilities.  Due to past defaults and because its total leverage ratio exceeds 3.00 to 1.00 the Company is prohibited from satisfying its earn out obligations related to the Company’s acquisitions of HIA and Delta. The Company remains in discussions with HIA and Delta to obtain their consent to the payment restriction placed on the earn out obligations.  There can be no assurance that consent will be obtained on terms favorable to the Company or at all.

Management determined that the May 31, 2009 amendment resulted in a significant modification of the original loan and security agreement dated May 1, 2008. Accordingly, the Company recorded a charge of $420 for a loss on extinguishment of debt in the second quarter 2009 statement of operations. The loss is comprised primarily of fees paid Hercules in connection with the amendment.

The Company did not close a Fundamental Event Transaction by July 31, 2009, as required in the Loan and Security Agreement.  See Note K-Subsequent Events.

NOTE F—Related Party Transactions

Support services

An entity owned by a stockholder and former officer of the Company provides extended warranties and technical support services to certain customers on behalf of the Company.  Pursuant to this arrangement, the Company incurred $696 and $582 of charges for the three months ended June 30, 2009 and 2008, respectively, and $1,033 and $1,084 of charges for the six months ended June 30, 2009 and 2008, respectively.  The Company made payments under the arrangement of $569 and $866 for the three months ended June 30, 2009 and 2008, respectively, and of $922 and $866 for the six months ended June 30, 2009 and 2008, respectively.

A company owned by this same stockholder provides the Company with consulting services with respect to software development. Under this arrangement, the Company incurred $4 and $882 of charges for the three months ended June 30, 2009 and 2008, respectively, and incurred $104 and $1,174 of charges for the six months ended June 30, 2009 and 2008, respectively.  The Company made payments of $42 and $846 for the three months ended June 30, 2009 and 2008, respectively, and made payments of $277 and $846 for the six months ended June 30, 2009 and 2008, respectively.  On March 2, 2009, this agreement was amended to extend the terms through December 31, 2013. Pursuant to the amended terms of this agreement, the Company has a minimum annual commitment to purchase services of $1,500 through 2013.

Professional Recruiting Services

The Company maintains a business relationship with Gulian & Associates, which is owned by the wife of David T. Gulian, the Company’s President and Chief Executive Officer and a director and stockholder of the Company.  Under the terms of the arrangement, Gulian & Associates provides the Company with retainer-based professional recruiting services on a non-exclusive basis.  Gulian & Associates is paid a fee of 20% of a newly hired person’s annual base salary for employees it introduces to the Company.  One-third of the estimated fee is due at the time the hiring request is made.  The remainder is due upon successful placement of a candidate into the role. During the three months ended June 30, 2009 and 2008, the Company paid Gulian & Associates approximately $48 and $56, respectively, and during the six months ended June 30, 2009 and 2008, the Company paid approximately $111 and $85, respectively, in fees.

NOTE G—Commitments and Contingencies

Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE H—Income Taxes

The Company has net operating loss (NOL) carryforwards available in certain jurisdictions to reduce future taxable income.  Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not.  As of June 30, 2009, a valuation allowance of $10,416 was recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits, current operating losses and NOL carryforwards before they expire.  Federal net operating losses expire beginning after 2024 and state net operating losses will expire in varying years between 2013 through 2027.

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

The Company issued 82,098 shares on April 1, 2009 and 74,769 shares on July 1, 2009 in connection with the ESPP for the first and second quarters of 2009, for which it received $35 and $30 in cash in the respective periods.  The Company issued 21,955 shares on April 1, 2008 and 25,600 shares on July 1, 2008 in connection with the ESPP for the first and second quarters of 2008, for which it received $31 and $39 in cash in the respective periods. On July 20, 2009, the Company’s Board of Directors voted to amend the ESPP  to provide that the Board of Directors may suspend the ESPP at any time and for any reason and later reinstate the ESPP at any time and for any reason.  The Board of Directors has determined that an indefinite suspension of the ESPP is in the best interests of the Company and its stockholders. Pursuant to the ESPP as amended, the Company suspended the ESPP effective as of July 1, 2009.

NOTE J—Stock Based Compensation

For the three months ended June 30, 2009 and 2008, the Company recognized compensation cost for stock options and warrants granted to employees of $240 and $276, respectively, and for the six months ended June 30, 2009 and 2008, the Company recognized compensation cost for stock options and warrants granted to employees of $530 and $524, respectively. In addition, for the six months ended June 30, 2009 and 2008, the Company recorded an income tax benefit of $202 and $207, respectively, related to the granting of the nonqualified options and warrants.

NOTE K—Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through August 14, 2009.

On July 31, 2009, the Company entered into a Forbearance Agreement with Hercules under which Hercules agreed to forbear from exercising its rights and remedies with respect to an event of default under the Loan and Security Agreement between the Company and Hercules dated May 1, 2008.

The Loan and Security Agreement requires one of the following events to have occurred by July 31, 2009: the sale of substantially all of the assets or capital stock of the Company, a cash equity infusion in an amount of at least $12,000 or the incurrence of subordinated indebtedness in an amount of at least $12,000 (each, a Fundamental Event Closing).  A Fundamental Event Closing did not occur by July 31, 2009, and, as a result, an event of default occurred under the Loan and Security Agreement (Default).

Pursuant to the Forbearance Agreement, Hercules agreed to forbear from exercising its rights and remedies with respect to the Default.  The Forbearance Agreement is effective until the earlier of (i) September 30, 2009 and (ii) the occurrence of a termination event under the Forbearance Agreement.  A “termination event” includes, among other things: the Company’s failure to pay when due principal, interest, and any other applicable fees under and in accordance with the Loan and Security Agreement; the Company’s failure to comply with any of the terms or undertakings of the Forbearance Agreement; the Company’s joining, assisting, cooperating or participating as an adverse party in certain suits or other proceedings against Herclules or any of its affiliates; the occurrence of another event of default under the Loan and Security Agreement, subject to specified exceptions; and the Company’s failure to provide evidence of the occurrence of certain other events in connection with the Company’s attempts to secure additional financing, which include the Company’s filing of a proxy statement or registration statement relating thereto with the SEC on or before August 14, 2009.  The Forbearance Agreement was subsequently amended on August 14, 2009 to extend the deadline by which the Company must file the proxy statement or the registration statement to August 20, 2009.  Upon the termination of the forbearance period, Herclules shall be free to proceed to enforce any or all of its rights and remedies with respect to the Default, including, without limitation, the right to demand the immediate repayment of the outstanding indebtedness.

Under the Forbearance Agreement, the Company paid a forbearance fee of $412 (equal to 2% of the total principal amount due to Hercules, including capitalized interest payments paid in kind and added to the principal amount of the loan).

Craig A. Wilensky, Executive Vice President, EMS, resigned from his employment with InfoLogix, Inc. (the Company) effective July 22, 2009 (Termination Date).  In connection with his resignation, Mr. Wilensky and the Company entered into a Separation Agreement and General Release pursuant to which Mr. Wilensky will receive a cash separation payment equal to 90 days of pay at his rate of pay in effect on the Termination Date.  The expected financial impact to the Company will be $65K in selling, general and administrative expenses recognized in the third quarter of 2009.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•                     our ability to refinance, replace or restructure our current indebtedness and to comply with financial covenants contained in the agreements governing our indebtedness or any replacement indebtedness;

•                     our ability to operate profitably and manage the growth of our business;

•                     further changes in economic, business or industry conditions;

•                     our ability to find additional financing necessary to support our operations and our strategic objectives while also maintaining our focus on operating and developing our business;

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

•                     our ability to protect our intellectual property rights; and

•                     restrictions on our operations contained in our Loan and Security Agreements or agreements for any replacement indebtedness.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, current expectations, forecasts, and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We do not undertake any obligation to update any forward-looking statements or other information contained herein, except as required by federal securities laws.  You should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved.  We have disclosed important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this report, including under “Risk Factors” in Item 1A of Part II of this report.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview and Outlook

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our financial condition and results of operations. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included in Item 1 of this quarterly report. Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all dollar amounts are presented in thousands.

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

Going Concern

Our condensed consolidated financial statements for the three and six months ended June 30, 2009 have been prepared on a going concern basis, which contemplates continuing operations, securing additional debt or equity financing, selling certain assets, and realizing assets and liabilities in the ordinary course of business.  However, we have incurred significant net losses from 2006 through 2009, including net losses of $9,451 for the six months ended June 30, 2009 and have accumulated a stockholders’ deficiency of $1,300.  We have substantial current and near-term liquidity requirements related to the repayment of our revolving line of credit that comes due on January 1, 2010 and to earn out payments for past acquisitions.  Though we are taking measures to improve our liquidity, we do not currently expect to generate sufficient cash flow from operations to fund those obligations.  Furthermore, though we amended our Loan and Security Agreement with Hercules on May 31, 2009 (see “Liquidity and Capital Resources - Line of Credit and Term Loan” for a description of our credit facility with Hercules), including the waiver by Hercules of certain existing defaults, an event of default did occur under the Loan and Security Agreement when we failed to close a Fundamental Event Transaction (described in Note E to our financial statements included in this quarterly report) by July 31, 2009.  We entered into a forbearance agreement to the Loan and Security Agreement with Hercules on July 31, 2009 (Forbearance Agreement), but cannot guarantee that another event of default will not occur under the Loan and Security Agreement or that we will be able to comply with the terms of the Forbearance Agreement in which case Hercules may choose to accelerate all of our payment obligations, which amount to $21,844 on June 30, 2009.  If Hercules were to accelerate our payment obligations, we would be unable to fund them.  As a result, we remain largely dependent on Hercules continuing to grant us waivers under the Loan and Security Agreement and not to accelerate our payment obligations under the Loan and Security Agreement. Accordingly, there is substantial doubt about our ability to continue as a going concern.

We have undertaken a series of actions to reduce costs and are pursuing various initiatives to continue as a going concern and to provide for our future success. Our plan to improve our liquidity contemplates securing additional debt or equity financing, selling certain assets of the business, restructuring our debt and further evaluating our staffing model. We have been in discussions with several strategic and institutional investors and lenders regarding securing additional financing. Our continued operations are dependent on our ability to implement these plans successfully.  Our ability to implement these plans successfully is dependent on many circumstances outside of our direct control, including general economic conditions and the financial strength of our customers. Any additional financing we are able to secure will likely be subject to a number of conditions and involve additional costs. Given the current negative conditions in the economy generally and the credit markets in particular as well as the decreased demand for our services from our customers, there is uncertainty as to whether we will be able to generate sufficient liquidity to repay our outstanding debt, to make earn out payments and to meet working capital needs. If we are unable to improve our liquidity position, we may not be able to continue as a going concern and we may be compelled to seek bankruptcy protection.

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

Characteristics of our net revenues and expenses

We generate our net revenues through the resale of wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products under which the revenue is recognized. Sales revenue for these products is recognized when both the title and risk of loss transfer to the customer, generally upon shipment. We also generate revenues from consulting and professional services on either a fixed fee or time and expense basis. Net revenues from our consulting and professional services billed on a time and expense basis are recognized at the time the service is delivered and the expenses are incurred. Net revenues from the sale of our proprietary learning technologies and any professional consulting or engineering services provided on a fixed-fee basis are recognized according to a proportionate method of accounting and is recognized ratably over the contract period based upon actual project hours as compared to budgeted project hours.

We also generate net revenues from the sale of extended warranties on wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products.  We sell original equipment manufacturers’ component warranties and warranty programs sponsored by other third parties and recognize the revenue on a net basis upon execution of the warranty agreement.  In addition, we sell warranties for which we are responsible for servicing and recognize the revenue generated from those sales ratably over the warranty period.

Payments received in advance of services performed are recorded as deferred revenue. Certain contract payment terms may result in customer billing occurring at a pace that is slower than revenue recognition. The resulting revenue recognized in excess of amounts billed and project cost is included in unbilled revenue on our condensed consolidated balance sheet.

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

Revenue recognition

Net revenues are generated through product sales, warranty and maintenance agreements, professional consulting, programming and engineering services, long-term support services, and educational learning programs. Net revenues from product sales are recognized when both the title and risk of loss transfer to the customer, generally upon shipment. We generate net revenues from the sale of extended warranties on wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products. We record revenue from the sale of original equipment manufacturers’ and other third party component warranties net of the amounts we remit to the third-party warranty provider at the time of execution of the warranty agreement.  We defer revenue associated with warranty sales where we are the primary obligor in servicing the warranty and recognize that revenue ratably over the warranty period.

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

Results of Operations

Results of operations expressed as a percentage of revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	81.2%	72.3%	79.8%	73.1%
Gross profit	18.8%	27.7%	20.2%	26.9%
Selling, general and adminstrative expenses	31.7%	28.9%	35.6%	30.2%
Operating loss	(12.9)%	(1.2)%	(15.4)%	(3.3)%
Interest expense	(4.9)%	(2.3)%	(5.4)%	(1.8)%
Interest income	0.0%	0.1%	0.0%	0.2%
Loss on extinguishment of debt	(1.8)%	0.0%	(1.0)%	0.0%
Loss before income tax benefit	(19.6)%	(3.4)%	(21.8)%	(4.9)%
Income tax benefit	0.0%	1.4%	0.0%	1.9%
Net loss	(19.6)%	(2.0)%	(21.8)%	(3.0)%

Three Months ended June 30, 2009 compared with the Three Months ended June 30, 2008

Net revenues

Net revenues for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30		Amount of	Percentage
	2009	2008	Change	Change

Net revenues:
Infrastructure and hardware	$17,184	$15,577	$1,607	10.3%
Professional services	5,210	7,823	(2,613)	(33.4)%
Other	2,017	2,947	(930)	(31.6)%

Total net revenues	$24,411	$26,347	$(1,936)	(7.3)%

Net revenues were $24,411 for the three months ended June 30, 2009, compared to $26,347 for the three months ended June 30, 2008, a decrease of $1,936 or 7.3%. The decrease in net revenues was due to lower consulting and professional services as the result of delays in customer purchases of our services in the second quarter of 2009, which typically provide higher margins, resulting from the current economic downturn, partially offset by higher sales of infrastructure and hardware.

Cost of revenue

Cost of revenue for the three months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30		Amount of	Percentage
	2009	2008	Change	Change

Cost of revenues:
Infrastructure and hardware	$14,438	$11,804	$2,634	22.3%
Professional services	4,946	5,369	(423)	(7.9)%
Other	449	1,886	(1,437)	(76.2)%

Total cost of revenues	$19,833	$19,059	$774	4.1%

Our cost of revenues was $19,833 for the three months ended June 30, 2009, compared to $19,059 for the three months ended June 30, 2008, an increase of $774 or 4.1%.  The increase in our cost of revenues was the result of higher purchases of infrastructure and hardware to fulfill an increased level of sales volumes for our products, partially offset by lower costs related to subcontractors as the result of fewer professional services engagements in the comparable periods.

Gross profit

Gross profit for the three months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30		Amount of	Percentage
	2009	2008	Change	Change

Gross profit:
Infrastructure and hardware	$2,746	$3,773	$(1,027)	(27.2)%
Professional services	264	2,454	(2,190)	(89.2)%
Other	1,568	1,061	507	47.8%

Total gross profit	$4,578	$7,288	$(2,710)	(37.2)%

Gross profit percentage:
Infrastructure and hardware	16.0%	24.2%	(8.2)%	(34.0)%
Professional services	5.1%	31.4%	(26.3)%	(83.8)%
Other	77.7%	36.0%	41.7%	115.9%

Total gross profit percentage	18.8%	27.7%	(8.9)%	(32.2)%

Our gross profit was $4,578 for the three months ended June 30, 2009, compared to $7,288 for the three months ended June 30, 2008, a decrease of $2,710 or 37.2%, resulting in a gross margin of 18.8% at June 30, 2009, down from 27.7% at June 30, 2008. The decrease in our gross margin is the result of higher net revenues on wireless infrastructure and hardware with lower than average gross margins on these sales,  and lower margins on fewer professional service engagements, which typically provide higher margins, as customers continue to defer projects during the current economic downturn.

Our selling, general and administrative expenses were $7,748 for the three months ended June 30, 2009, compared with $7,612 for the three months ended June 30, 2008, an increase of $136, or 1.8%.  Selling expenses were $2,943 for the three months ended June 30, 2009, compared with $2,857 for the three months ended June 30, 2008, an increase of $86, or 3.0%.  The increase in our selling expenses for the comparable period was primarily attributable to higher salary expense as the result of more sales and pre-sales representatives.  General and administrative expenses were $4,805 for the three months ended June 30, 2009, compared with $4,754 for the three months ended June 30, 2008, an increase of $51, or 1.1%.  The increase in our general and administrative expenses for the comparable period was primarily attributable to administrative salaries and related employment benefits from the acquisitions made in the second quarter of 2008, partially offset by reduced travel expenses as we continued taking cost reduction actions in the second quarter of 2009.

Our interest expense was $1,189 for the three months ended June 30, 2009, compared to approximately $619 for the three months ended June 30, 2008, an increase of $570 or 91.8%. The increase in interest expense is a result of higher amounts outstanding under our revolving credit and term loan facilities as a result of our 2008 acquisitions and higher base rates charged on these facilities during the comparable period in 2008.  In addition to higher base rates, interest on our 2009 borrowings is charged at a higher rate as a result of certain financial covenant violations during the first quarter of 2009 that did not occur during the comparable period in 2008.  Our interest income was $5 for the three months ended June 30, 2009, compared to $32 for the three months ended June 30, 2008, a decrease of $27 or 84.4%.  The decrease in interest income is primarily the result of a lower average cash balance during the three months ended June 30, 2009 when compared to the same period of 2008.

Our depreciation and amortization expense, included with selling and general and administrative expenses discussed above, decreased to $475 for the three months ended June 30, 2009 from $652 for the three months ended June 30, 2008, a decrease of $177 or 27.1% as the result of the write-off of our demonstration units at December 31, 2008.

Our net loss was $4,781 for the three months ended June 30, 2009 compared with a net loss of $540 for the three months ended June 30, 2008, an increase of $4,241 or 785.4%.  Our net loss increased primarily due to a substantial increase in our interest expense and related borrowing and default fees to our senior lender, and lower revenue of, and lower margins associated with, consulting and professional services as the result of delays in customer purchases of our services in the second quarter of 2009, which typically contain higher margins, resulting from the current economic downturn.

As of June 30, 2009, we had federal net operating losses (NOLs) of approximately $21,355 and state NOLs of approximately $15,918.  Federal state NOLs will be available to offset future taxable income and expire at various dates beginning in 2024.  State NOLs expire at various dates beginning in 2013 through 2027.  At June 30, 2009, we have determined that our ability to realize the tax benefit of operating losses is uncertain.  Accordingly, we have recorded a valuation allowance against the tax effect of the NOLs.

Six Months ended June 30, 2009 compared with the Six Months ended June 30, 2008

Net revenues for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30		Amount of	Percentage
	2009	2008	Change	Change

Net revenues:
Infrastructure and hardware	$29,717	$31,007	$(1,290)	(4.2)%
Professional services	10,344	14,005	(3,661)	(26.1)%
Other	3,162	5,122	(1,960)	(38.3)%

Total net revenues	$43,223	$50,134	$(6,911)	(13.8)%

Net revenues were $43,223 for the six months ended June 30, 2009, compared to $50,134 for the six months ended June 30, 2008, a decrease of $6,911or 13.8%. The decrease in net revenues was due to lower infrastructure and hardware sales as the result of delays in customer purchases of our products in the first quarter and second quarter of 2009, the completion of a large professional services project in the first and second quarters of 2008 that was not replaced in the first half of 2009, and fewer professional service engagements, which typically provide higher margins, resulting from the current economic downturn.

Cost of revenue for the six months ended June 30, 2009 and 2008 was as follows:

	Six Months Ended June 30		Amount of	Percentage
	2009	2008	Change	Change

Cost of revenues:
Infrastructure and hardware	$24,258	24,286	$(28)	(0.1)%
Professional services	9,182	9,301	(119)	(1.3)%
Other	1,070	3,054	(1,984)	(65.0)%

Total cost of revenues	$34,510	$36,641	$(2,131)	(5.8)%

Our cost of revenues was $34,510 for the six months ended June 30, 2009, compared to $36,641 for the six months ended June 30, 2008, a decrease of $2,131 or 5.8%. The decrease is attributable to lower sales revenues, partially offset by lower margin hardware sales.

Gross profit for the six months ended June 30, 2009 and 2008 was as follows:

	Six Months Ended June 30		Amount of	Percentage
	2009	2008	Change	Change

Gross profit:
Infrastructure and hardware	$5,459	$6,721	$(1,262)	(18.8)%
Professional services	1,162	4,704	(3,542)	(75.3)%
Other	2,092	2,068	24	1.2%

Total gross profit	$8,713	$13,493	$(4,780)	(35.4)%

Gross profit percentage:
Infrastructure and hardware	18.4%	21.7%	(3.3)%	(15.3)%
Professional services	11.2%	33.6%	(22.4)%	(66.6)%
Other	66.2%	40.4%	25.8%	63.9%

Total gross profit percentage	20.2%	26.9%	(6.8)%	(25.1)%

Our gross profit was $8,713 for the six months ended June 30, 2009, compared to $13,493 for the six months ended June 30, 2008, a decrease of $4,780 or 35.4%, resulting in a gross margin of 20.1% at June 30, 2009, down from 26.9% at June 30, 2008. The decrease in our gross margin is the result of slower than expected sales of our more profitable professional and consulting services related to our mobile solutions and software implementation services, and increases in sales of lower margin third-party hardware.

Our selling, general and administrative expenses were $15,412 for the six months ended June 30, 2009, compared with $15,128 for the six months ended June 30, 2008, an increase of $284 or 1.9%.  Selling expenses were $5,653 for the six months ended June 30, 2009, compared with $5,602 for the six months ended June 30, 2008, an increase of $51 or 0.9%. General and administrative expenses were $9,759 for the six months ended June 30, 2009, compared with $9,526 for the six months ended June 30, 2008, an increase of $233 or 2.4%.  The increase in our general and administrative expenses for the comparable periods was primarily attributable to an increase in allowance for doubtful accounts and professional services, partially offset by lower accruals for state and local sales tax liabilities.

Our interest expense, which is derived from our credit line and term loan was $2,334 for the six months ended June 30, 2009, compared to approximately $906 for the six months ended June 30, 2008, an increase of $1,428 or 157.6%. The increase in interest expense is a result of higher interest rates and related amounts outstanding under our asset-based line of credit facility, term loans and notes payable issued in connection with our acquisitions. Our interest income was $15 for the six months ended June 30, 2009, compared to $79 for the six months ended June 30, 2008, a decrease of $64 or 81.0%. The decrease in interest income is primarily the result of a lower average cash and cash equivalents balance during the six months ended June 30, 2009 when compared to the same period of 2008.

Our depreciation and amortization expense decreased to $950 for the six months ended June 30, 2009 from $1,184 for the six months ended June 30, 2008, a decrease of $234 or 19.8% as the result of demonstration units deployed being expensed when shipped to the field, offset by amortization expense related to our recent acquisitions of intangible assets from Delta and Aware.

Our net loss was $9,451 for the six months ended June 30, 2009 compared with a net loss of $1,533 for the six months ended June 30, 2008, an increase of $7,918 or 516.5%. Our net loss in the comparable periods increased primarily due to a substantial increase in our interest expense and related borrowing and default fees with our senior lender, and reduced sales and reduced margins due to the economic slowdown.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $3,518, compared to $3,037 at December 31, 2008. Pursuant to a covenant in a loan and security agreement with our senior lender, we are required to maintain a minimum cash balance of $2,500. We have used, and plan to use, our unrestricted cash for general corporate purposes, including working capital as well as acquisitions. We have funded our growth primarily through the private sale of equity securities and through current and long term debt and working capital.  At June 30, 2009, our total liabilities were $46,356 and were comprised mostly of term debt and borrowings outstanding under our credit line, and outstanding accounts payable and accrued expenses.  Net cash provided by operating activities for the six months ended June 30, 2009 was $1,259, primarily the result of collections from higher sales generated during the fourth quarter of 2008.  Net cash used in investing activities was $413 for the six months ended June 30, 2009, primarily used to continue development of our proprietary software and to purchase office equipment.  Net cash used in financing activities was $365 for the six months ended June 30, 2009, primarily due to the payment of scheduled maturities of debt.

Our primary current and contingent cash obligations arise under our Loan and Security Agreement with Hercules, our earn out agreements with Delta and HIA, and our note payable to HIA. We are in discussions with HIA and Delta regarding the accrued earn out liabilities.

We have substantial current and near-term liquidity requirements related to our loan and security agreement with Hercules and our earn out agreements with HIA and Delta. We are in discussions to restructure our obligations with Hercules, HIA and Delta.  We are currently identifying ways to optimize our capital structure and pursue strategic planning to continue as a going concern and provide for our future success. Our initiatives include pursuing additional debt and equity capital, one or more strategic transactions, and further cost control actions. Our continued operations are dependent on our ability to implement those plans successfully. If we fail to do so, there is substantial doubt about our ability to continue as a going concern.

Line of Credit and Term Loan

Hercules Technology Loan Agreement

On May 1, 2008, we entered into a loan and security agreement, as amended on November 19, 2008 and May 31, 2009 (Loan and Security Agreement) with Hercules that provides us with a revolving credit facility of up to $9,000 and a term loan facility of up to $12,000.  The revolving credit facility expires on January 1, 2010 and the term loan facility matures on May 1, 2012.  Our obligations under the agreement are secured by all of our personal property, including all of the equity interests in our subsidiaries.  At June 30, 2009, $9,012 and $11,473, respectively, were outstanding under these facilities.

Pursuant to the Second Amendment to the Loan and Security Agreement on May 31, 2009 (Second Amendment), Hercules waived the existing event of default arising from the violation of the minimum EBITDA financial covenants for the measurement periods ending January 31, February 28, March 31, and April 30, 2009, and we issued Hercules a warrant to purchase 250,000 shares of common stock of InfoLogix, Inc. on June 19, 2009.  The Second Amendment increased the interest rates on outstanding borrowings, amended certain financial covenants, postponed further principal payments on the term loan portion of the facility until January 2010 and postponed the revolving maturity date until January 1, 2010.  The following discussion of the terms of the Loan and Security Agreement incorporates the terms of the Second Amendment.

Borrowings under the revolving credit facility are limited to 85% of our eligible accounts receivable, as defined, less $2,500.   Borrowings under the revolving credit facility are limited by the Company’s asset base, as defined and bear interest at an annual rate equal to 1.50% interest paid in kind plus the greater of 14.25% or the prime rate plus 9.75% through September 30, 2009.  Thereafter, the revolving credit facility will bear interest at an annual rate equal to 4.50% interest paid in kind plus the greater of 14.25% or the prime rate plus 9.75%.  Borrowings under the term loan facility bear interest at an annual rate equal to 3.75% interest paid in kind plus the greater of 15.75% or the prime rate plus 10.75% through September 30, 2009.  Thereafter, the term loan facility will bear interest at an annual rate equal to 6.75% interest paid in kind plus the greater of 15.75% or the prime rate plus 10.75%. Interest that is paid in kind is added to the principal amount of the term loan.  In the event of a default on the Loan and Security Agreement, the borrowings will bear interest at 3% higher than then current rate (default rate of interest).  In addition, in the event of the late payment of interest, we will be charged an additional 5% (late payment charge).

The revolving credit facility matures on January 1, 2010.  The term loan facility matures on May 1, 2012.  Scheduled principal payments are a percentage of the total principal outstanding at the time of payment and are due as follows: February 2, 2009 to May 1, 2009—5%; January 1, 2010 to May 1, 2010—15%; June 1, 2010 to May 1, 2011—25% and June 1, 2011 to the maturity date—55%.  In addition to the scheduled principal payments on the term loan facility, we are required to apply 25% of our excess cash flow, as defined, toward the principal balance.  Voluntary prepayments of principal on the term loan facility are subject to a prepayment charge.

Under the provisions of the term loan facility, we are required to pay a succession fee equal to the greater of $1,200 or 6% of the our market capitalization that exceeds $11,327, if a Fundamental Event Transaction (described in the following paragraph) occurs and the term loan is repaid by September 30, 2009.  The succession fee equals the greater of $1,500 or 6% of our market capitalization that exceeds $11,327, if the loan is repaid after September 30, 2009.  The succession fee is due upon the earliest to occur of (i) demand from Hercules at any time between June 30, 2009 and April 30, 2012, (ii) the acceleration of our obligations under the Loan and Security Agreement, (iii) the term loan maturity date, and (iv) prepayment in full of  our obligations under the term loan facility.  At June 30, 2009, we have recorded a liability of $1,200 related to this obligation.

The Loan and Security Agreement contains various affirmative and negative covenants, including covenants that require us to maintain a minimum cash balance and restrict our ability to incur indebtedness, make investments, make payments in respect of our capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions. Additional covenants require compliance with certain financial tests, including earnings and leverage ratios and the closing, by July 30, 2009, of a Fundamental Event Transaction, defined as either (i) the sale of all or substantially all of our assets or capital stock, (ii) a cash equity infusion in an amount of at least $12,000 or (iii) the incurrence of subordinated indebtedness of at least $12,000 (subordinate to Hercules’s security interests in our property and assets), the proceeds of which are used to repay the term loan.  In addition, we are not permitted under the Loan and Security Agreement and a subordination agreement with Hercules to pay any amounts owing under the earn out agreements that were entered into in connection with the acquisitions of the assets of HIA or Delta if our total leverage exceeds the predefined maximum.  Upon an event of default under the Loan and Security Agreement Hercules may opt to accelerate and demand payment of all or any part of our obligations under the Loan and Security Agreement.

As of June 30, 2009, we were in compliance with our minimum cash balance covenant.  Due to the past defaults under the Loan and Security Agreement and because our total leverage ratio exceeds 3.00 to 1.00, as of June 30, 2009, we were prohibited from satisfying our earn out obligations related to our acquisitions related to our acquisitions of HIA and Delta.  We are in discussions with HIA and Delta to obtain their consent to the payment restriction placed on the earn out obligations.  There can be no assurance that we will obtain their consent on terms favorable to us or at all.

Though we amended our Loan and Security Agreement with Hercules on May 31, 2009, including the waiver of certain existing defaults, an event of default did occur under the Loan and Security Agreement when we failed to close a Fundamental Event Transaction by July 31, 2009.  We entered into the Forbearance Agreement to the Loan and Security Agreement with Hercules on July 31, 2009, but cannot guarantee that another event of default will not occur under the Loan and Security Agreement, in which case Hercules may choose to accelerate our payment obligations, which amounted to $21,844 on June 30, 2009.  Pursuant to the Forbearance Agreement, Hercules agreed to forbear from exercising its rights and remedies with respect to our default.  The Forbearance Agreement is effective until the earlier of (i) September 30, 2009 and (ii) the occurrence of a termination event under the Forbearance Agreement.  A “termination event” includes, among other things: our failure to pay when due principal, interest, and any other applicable fees under and in accordance with the Loan and Security Agreement; our failure to comply with any of the terms or undertakings of the Forbearance Agreement; our joining, assisting, cooperating or participating as an adverse party in certain suits or other proceedings against Hercules or any of its affiliates; the occurrence of another event of default under the Loan and Security Agreement, subject to specified exceptions; and our failure to provide evidence of the occurrence of certain other events in connection with our attempts to secure additional financing, which include our filing of a proxy statement or registration statement relating thereto with the SEC on or before August 14, 2009.  The Forbearance Agreement was subsequently amended on August 14, 2009 to extend the deadline by which the Company must file the proxy statement or registration statement to August 20, 2009.  Upon the termination of the forbearance period, Hercules will be free to proceed to enforce any or all of its rights and remedies with respect to the default, including, without limitation, the right to demand the immediate repayment of the outstanding indebtedness.  If Hercules were to accelerate our payment obligations, we would be unable to fund them.  As a result, we remain largely dependent on Hercules continuing to grant us waivers under the Loan and Security Agreement and not to accelerate our payment obligations under the Loan and Security Agreement, and there is substantial doubt about our ability to continue as a going concern.

Significant Contractual Obligations

As of June 30, 2009, our significant contractual obligations were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt obligations	$20,406	$6,749	$13,564	$93	$—
Capital lease obligations	236	83	104	49	—
Operating lease obligations	1,040	475	565	—	—
Vendor obligations	6,750	2,250	4,500	—	—

Inflation

To date, the effects of inflation on our consolidated financial results have not been significant; however, we cannot be certain that inflation will not affect us materially in the future.

Off Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

New Accounting Standards

Refer to Note B to Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for management’s discussion of recently issued accounting pronouncements and their expected impact, if any, on the Company’s consolidated condensed financial statements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the results of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

On May 7, 2009, we filed a complaint against AV Partners related to our purchase, in June 2007, of certain assets and the remaining portion of the purchase price payable to AV Partners, which was secured by a letter of credit.  On July 7, 2009, we settled the dispute, dismissing all claims.  In connection with the settlement, we paid AV Partners $175,000 and the remaining funds securing the letter of credit, which amounted to $175,000 were returned to us.

Item 1A.     Risk Factors

The risks and uncertainties described below are in addition to those included in our Annual Report on Form 10-K for the year ended December 31, 2008, and are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.

Risks Relating to Our Liquidity and Capital Resources and Our Ability to Continue as a Going Concern

We may not have adequate liquidity and capital resources to fund our operating needs and continue as a going concern.

We have incurred significant losses from 2006 through 2009, including net losses of $9.5 million for the six months ended June 30, 2009.  As of June 30, 2009, we had cash and cash equivalents of $3.5 million, total liabilities of $45.4 million and an accumulated stockholders’ deficit of $1.3 million.  We have substantial liquidity requirements related to our Loan and Security Agreement with Hercules and to earn out payments for past acquisitions.  Though Hercules has agreed to forbear from exercising its remedies, we are currently in default of the Loan and Security Agreement.  In light of our losses and liquidity requirements, we have been engaged in an extensive process to explore potential sources of financing and other strategic alternatives.  We believe that we need to raise additional capital and restructure our debt obligations to meet our liquidity needs, to continue as a going concern and to more effectively pursue our strategic objectives.

If we fail to reduce our debt, secure additional capital and strengthen our liquidity position and to implement our strategic plan successfully, there is substantial doubt about our ability to continue as a going concern and we may be compelled to file for bankruptcy protection.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2009, we issued a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.42 per share to Hercules pursuant to the Second Amendment to the Loan and Security Agreement.  The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit No.	Description

10.3

Second Amendment to Loan and Security Agreement dated May 31, 2009 by and between Hercules Technology Growth Capital, Inc. and InfoLogix, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 4, 2009).

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on August 14, 2009.

INFOLOGIX, INC.

By:	/s/ David T. Gulian
David T. Gulian
President and Chief Executive Officer

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and Principal Accounting Officer