Form 10-Q
period 2009-09-30
InfoLogix Inc
filed 2009-11-23
CIK 1315320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at November 5, 2009
Common Stock, $0.00001 par value per share	25,759,135 Shares

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

INFOLOGIX, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,596	$3,037
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $648 and $352 as of September 30, 2009 and December 31, 2008, respectively)	17,120	22,610
Unbilled revenue	368	1,498
Inventory, net	2,350	1,775
Prepaid expenses and other current assets	1,151	1,228

Total current assets	22,585	30,148
Property and equipment, net	679	944
Intangible assets, net	7,946	8,709
Goodwill	10,971	10,540
Deferred financing costs	151	501

Total assets	$42,332	$50,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,989	$11,389
Line of credit	9,046	9,000
Current portion of notes payable	15,834	12,077
Current portion of capital lease obligations	81	86
Sales tax payable	266	477
Accrued expenses	3,241	2,800
Accrued earn out payable	2,388	1,958
Other current liabilities	1,660	900
Deferred revenue	1,621	276

Total current liabilities	45,126	38,963
Notes payable, net of current maturities	252	4,215
Capital lease obligations, net of current maturities	134	186

Total liabilities	45,512	43,364

Commitments and Contingencies

Stockholders’ (deficiency) equity:
Preferred stock, par value $.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.00001; authorized 100,000,000 shares; issued and outstanding 25,759,135 shares and 25,602,267 shares at September 30, 2009 and December 31, 2008, respectively	—	—
Additional paid in capital	26,621	25,766
Accumulated deficit	(29,801)	(18,288)

Total stockholders’ (deficiency) equity	(3,180)	7,478

Total liabilities and stockholders’ (deficiency) equity	$42,332	$50,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenues	$22,345	$23,824	$65,568	$73,958
Cost of revenues	16,399	17,614	50,909	54,255

Gross profit	5,946	6,210	14,659	19,703
Selling, general and adminstrative expenses	6,534	7,914	21,945	23,042

Operating loss	(588)	(1,704)	(7,286)	(3,339)
Interest expense	(1,469)	(859)	(3,803)	(1,766)
Interest income	2	43	17	122
Loss on extinguishment of debt	—	—	(420)	—

Loss before income tax benefit (provision)	(2,055)	(2,520)	(11,492)	(4,983)
Income tax benefit (provision)	(7)	—	(21)	930

Net loss	$(2,062)	$(2,520)	$(11,513)	$(4,053)

Loss per share - basic and diluted	$(0.08)	$(0.10)	$(0.45)	$(0.16)

Weighted average shares outstanding - basic and diluted	25,759,135	25,477,308	25,682,484	25,196,578

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008

Operating activities:
Net cash used in operating activities	$(866)	$(389)

Investing activities:
Acquisition of property, software and equipment	(411)	(1,857)
Acquisitions, net of cash acquired	—	(2,975)
Disposal of property and equipment	—	80
Promissory notes issued	—	15
Net cash used in investing activities	(411)	(4,737)

Financing activities:
Payments received from employee stock purchase plan	65	120
Proceeds from issuance of warrants	78	—
Payment of deferred financing costs	(90)	(1,391)
Issuance of Hercules note payable	—	12,000
Issuance of Herules line of credit	—	7,500
Final repayment of Sovereign notes payable	—	(3,292)
Final repayment of Sovereign line of credit	—	(9,334)
Repayment of long-term debt and capital leases	(263)	(467)
Net borrowings on line of credit	46	875
Net cash (used in) provided by financing activities	(164)	6,011

Net change in cash and cash equivalents	(1,441)	885

Cash and cash equivalents at beginning of period	3,037	6,101

Cash and cash equivalents at end of period	$1,596	$6,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFOLOGIX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share information)

NOTE A—Nature of Business

Basis of Presentation

The accompanying condensed consolidated financial statements of InfoLogix, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions for Form 10-Q and Article 10 of Regulation S-X. They do not include all of the disclosures normally made in the consolidated financial statements contained in Form 10-K.  In management’s opinion, all adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal and recurring nature.  The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2008 should be read in conjunction with these consolidated financial statements.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements include the accounts of InfoLogix, Inc. and its wholly-owned subsidiaries: InfoLogix Systems Corporation, OPT Acquisition, LLC, Embedded Technologies, LLC, and InfoLogix—DDMS, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform to the 2009 presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management considers materiality and uses the information available to prepare the consolidated financial statements including, the Company’s history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

NOTE B—Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3) as codified in ASC Topic 350. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The application of the subtopic did not have a material impact on the consolidated financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 168 (SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC.  The ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. GAAP by providing the authoritative literature in a topically organized structure.  The ASC reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not.  The ASC is not intended to change U.S. GAAP or any requirements of the SEC.  The ASC became authoritative upon its release on July 1, 2009, is effective for interim and annual periods ending after September 15, 2009, and has been adopted by the Company.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, Subsequent Events (FAS 165).  On July 1, 2009 FAS 165 was codified in the ASC under topic 855, Subsequent Events (ASC 855).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the topic is based on the same principles as those that have existed in auditing standards.  Under the provisions of ASC 855, companies are required to disclose the date through which an entity has evaluated subsequent events.  The provisions of the standard/topic are effective for interim and annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a significant impact on the consolidated balance sheet or consolidated statements of operations and cash flows.

Beginning January 1, 2009, the Company applied the provisions of Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock (EITF 07-5) to its existing arrangements to reevaluate, in part, whether financial instruments or embedded features within those arrangements are exempt from accounting under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133).  EITF 07-5 was codified in the ASC on July 1, 2009 under subtopic 815-40-15.  This subtopic clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock and thereby possibly exempt from accounting as a derivative under ASC 815 or possibly qualify for consideration of equity accounting.  The Company will apply the provisions of this standard to its new arrangements as they arise.  The application of this subtopic did not have a material impact on the consolidated financial statements.

Beginning January 1, 2009, the Company applied the provisions of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) to its convertible notes payable.  FSP APB 14-1 was codified in the subtopic ASC 470-20 on July 1, 2009.  This subtopic requires companies to separately account for the liability (debt) and equity (conversion option) components of certain convertible debt instruments that may be settled, partially or fully, in cash (or other assets) on conversion in a manner that reflects a company’s nonconvertible debt borrowing rate.  The provisions of the standard are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The application of the subtopic did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP), which amends Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments (FAS 107), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of FAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP was codified in the ASC under subtopic 825-10-65-1 and is effective for interim and annual periods ending after June 15, 2009.  The adoption of this subtopic did not have a material effect on the condensed consolidated financial statements and related disclosures.

At its September 23, 2009 board meeting, the FASB ratified final EITF consensus on revenue arrangements with multiple deliverables (Issue 08-1).  Issue 08-1 supersedes Issue 00-21 (codified in ASC 605-25).  Issue 08-1 applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities, except when some or all deliverables in a multiple deliverable arrangement are within the scope of other, more specific sections of the ASC and other sections of ASC 605 on revenue recognition.  Specifically, Issue 08-1 addresses the unit of accounting for arrangements involving multiple deliverables.  It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. However, guidance on determining when the criteria for revenue recognition are met and on how an entity should recognize revenue for a given unit of accounting are located in other sections of the Codification.  Issue 08-1 will ultimately be issued as an Accounting Standards Update (ASU) that will amend the ASC.  Final consensus is effective for fiscal years beginning on or after June 15, 2010.  Entities can elect to apply this Issue (1) prospectively to new or materially modified arrangements after the Issue’s effective date or (2) retrospectively for all periods presented.  The Company is in the process of evaluating the impact of this guidance on our consolidated financial statements.

At its September 23, 2009 board meeting, the FASB also ratified final EITF consensus on software revenue recognition (Issue 09-3) which will impact entities that sell tangible products containing both hardware elements and software elements that are currently within the scope of ASC 985-605 (formerly SOP 97-2).  This Issue amends ASC 985-605 and ASC 985-605-15-3 (formerly Issue 03-5) to exclude from their scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. That is, the entire product (including the software deliverables and non-software deliverables) would be outside the scope of ASC 985-605 and would be accounted for under other accounting literature. The consensus will include factors that entities should consider when determining whether the software and non-software components function together to deliver the product’s essential functionality and are thus outside the revised scope of ASC 985-605.  Issue 09-3 will ultimately be issued as an ASU that will amend the FASB Accounting Standards Codification (ASC).  The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply Issue 09-3 (1) prospectively to new or materially modified arrangements after the Issue’s effective date or (2) retrospectively for all periods presented. Early application is permitted.  The Company is in the process of evaluating the impact of this pronouncement on our consolidated financial statements.

NOTE C—Inventory

Inventory consists of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)

Finished goods	$2,967	$2,111
Work in progress	72	85
Less: allowance for slow moving and obsolete inventory	(689)	(421)
Total inventory, net	$2,350	$1,775

NOTE D—Customer and Vendor Concentrations

For the three and nine months ended September 30, 2009 and 2008, the Company had sales to significant customers, as a percentage of net revenues, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Customer A	11.3%	4.3%	14.1%	0%
Customer B	8.9%	0.7%	8.5%	0.7%
Customer C	6.7%	2.9%	6.7%	1.4%

For the three and nine months ended September 30, 2009 and 2008, purchases from the Company’s significant vendors as a percentage of total expenditures, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Vendor A	18.1%	19.8%	18.4%	22.8%
Vendor B	23.3%	10.4%	25.3%	3.8%

NOTE E—Debt

On May 1, 2008, the Company entered into a loan and security agreement, as amended on November 19, 2008 and May 31, 2009 (Loan and Security Agreement) with Hercules Technology Growth Capital, Inc. (Hercules) that provided the Company with a revolving credit facility of up to $9,000 and a term loan facility of up to $12,000.  The revolving credit facility was to expire on November 1, 2009 and the term loan facility was to mature on May 1, 2012.  Voluntary prepayments of principal on the term loan facility were subject to a prepayment charge.  The Company’s obligations under the Loan and Security Agreement were secured by all of its personal property, including all of the equity interests in its subsidiaries.  At September 30, 2009, $9,046 and $11,594, respectively, were outstanding under these facilities, including principal and accrued interest.  The estimated fair value of these facilities approximates their carrying values at September 30, 2009 because the underlying interest rates approximate market rates that the Company could obtain for similar instruments. As described below, the Loan and Security Agreement was amended and restated on November 20, 2009.

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

Borrowings under the revolving credit facility were limited by the Company’s asset base, as defined and bore interest at an annual rate equal to 1.50% interest paid in kind plus the greater of 14.25% or the prime rate plus 9.75% through September 30, 2009.  Thereafter, the revolving credit facility was to bear interest at an annual rate equal to 4.50% interest paid in kind plus the greater of

14.25% or the prime rate plus 9.75%.  Borrowings under the term loan facility bore interest at an annual rate equal to 3.75% interest paid in kind plus the greater of 15.75% or the prime rate plus 10.75% through September 30, 2009.  Thereafter, the term loan facility was to bear interest at an annual rate equal to 6.75% interest paid in kind plus the greater of 15.75% or the prime rate plus 10.75%. Interest that is paid in kind would have been added to the principal amount of the term loan.    In the event of a default on the Loan and Security Agreement, the borrowings were to bear interest at 300 basis points higher than the then current rate.

The Loan and Security Agreement contained various affirmative and negative covenants, including covenants requiring the Company to maintain a minimum cash balance and restricting the Company’s ability to incur indebtedness, make investments, make payments in respect of its capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions. Additional covenants will require compliance with certain financial tests, including earnings and leverage ratios and the closing of a Fundamental Event Transaction on July 31, 2009, defined as either (i) the sale of all or substantially all of the assets or capital stock of the Company, (ii) a cash equity infusion in an amount of at least $12,000 or (iii) the incurrence of subordinated indebtedness of at least $12,000 (subordinate to Hercules’s security interests in the Company’s property and assets), the proceeds of which would be used to repay the term loan. A Fundamental Event Transaction did not occur by July 31, 2009, and as such an event of default occurred. Hercules agreed to forbear from exercising its rights with respect to this event of default as described below. In addition, the Company was not permitted under the Loan and Security Agreement and a subordination agreement with Hercules to pay any amounts owing under the earn out agreements that were entered into in connection with the acquisitions of the assets of Healthcare Informatics Associates, Inc. (HIA) or Delta Health, Inc. (Delta) if the Company’s total leverage exceeded the predefined maximum.  Upon an event of default under the agreement, Hercules could opt to accelerate and demand payment of all or any part of the Company’s obligations under the Loan and Security Agreement.

Under the provisions of the term loan facility, the Company was required to pay a succession fee equal to the greater of $1,200 or 6% of the Company’s market capitalization that exceeded $11,327, if a Fundamental Event Transaction (described in the preceding paragraph) closed and the term loan was repaid by September 30, 2009.  The succession fee equals the greater of $1,500 or 6% of the Company’s market capitalization exceeding $11,327, if the loan is repaid after September 30, 2009. The succession fee would have been due upon the earliest to occur of (i) demand from Hercules at any time between June 30, 2009 and April 30, 2012, (ii) the acceleration of the Company’s obligations under the Loan and Security Agreement, (iii) the term loan maturity date, and (iv) prepayment in full of the Company’s obligations under the term loan facility.  At September 30, 2009, the Company has recorded a liability of $1,500 related to this obligation.

As of September 30, 2009, the Company was not in compliance with its minimum cash balance covenant requiring the Company to have unrestricted cash on hand of $1,500. Outstanding borrowings under the credit and term loan facilities are classified as current in the accompanying condensed consolidated balance sheet; however, Hercules agreed to forbear from exercising its right to demand payment of the principal due under the facilities through November 12, 2009.  Due to past defaults and because its total leverage ratio exceeds 3.00 to 1.00 the Company is prohibited from satisfying its earn out obligations related to the Company’s acquisitions of HIA and Delta.

On July 31, 2009, the Company entered into a forbearance agreement (Forbearance Agreement) under which Hercules agreed to forbear from exercising its rights and remedies with respect to an event of default that arose under the Loan and Security Agreement when a Fundamental Event Transaction did not close by July 31, 2009 (Default).  The Forbearance Agreement was effective until the earlier of (i) September 30, 2009 or (ii) the occurrence of a termination event under the Forbearance Agreement.  A “termination event” included, among other things: the Company’s failure to pay when due principal, interest, and any other applicable fees under and in accordance with the Loan and Security Agreement; the Company’s failure to comply with any of the terms or undertakings of the Forbearance Agreement; the Company’s joining, assisting, cooperating or participating as an adverse party in certain suits or other proceedings against Hercules or any of its affiliates; the occurrence of another event of default under the Loan and Security Agreement, subject to specified exceptions; and the Company’s failure to provide evidence of the occurrence of certain other events in connection with the Company’s attempts to secure additional financing, which included the Company’s filing of a proxy statement or registration statement relating thereto with the Securities and Exchange Commission on or before August 14, 2009.  Under the Forbearance Agreement, the Company paid a forbearance fee of $412 (equal to 2% of the total principal amount due to Hercules, including capitalized interest payments paid in kind and added to the principal amount of the loan).

On August 14, 2009, the Company entered into an amendment of the Forbearance Agreement (First Forbearance Amendment).  Pursuant to the First Forbearance Amendment, Hercules agreed to extend the deadline by which the Company was required to file a proxy statement or registration statement from August 14, 2009 to August 20, 2009.  The Company did not pay any fee to Hercules in connection with the First Forbearance Amendment.

On August 20, 2009, the Company entered into a second amendment of the Forbearance Agreement (Second Forbearance Amendment).  Pursuant to the Second Forbearance Amendment, Hercules agreed to extend the deadline by which the Company must file a proxy statement or registration statement to August 21, 2009.  The Company did not pay any fee to Hercules in connection with the Second Forbearance Amendment.

On September 23, 2009, the Company entered into a third amendment to the Forbearance Agreement (Third Forbearance Amendment). Following the Third Forbearance Amendment, the Forbearance Agreement was effective until the earlier of (i) October 12, 2009 or (ii) the occurrence of a termination event under the Forbearance Agreement.  A “termination event” included, among other things, the Company’s failure to deliver to Hercules an executed term sheet on or before October 5, 2009 providing for the terms and conditions of a restructure of the Loan and Security Agreement and the Company’s failure at any time to continue, in good faith, its negotiations with respect to a restructure of the Loan and Security Agreement.  The Company did not pay any fee to Hercules in connection with the Third Forbearance Amendment.

Pursuant to the Loan and Security Agreement, the Company was required to pay to Hercules the remaining balance of a restructuring fee in the amount of $160 on the earliest of (i) September 30, 2009, (ii) the acceleration of the secured obligations under the Loan and Security Agreement, or (iii) payment in full of the secured obligations.  The Company did not pay the balance of the restructuring fee by the specified date, and as a result, an event of default occurred under the Loan and Security Agreement.  On September 30, 2009, the Company entered into a fourth amendment to the Forbearance Agreement (Fourth Forbearance Amendment), pursuant to which, Hercules agreed to forbear from exercising its rights and remedies under the Loan and Security Agreement as a result of this event of default for the period and subject to the terms and conditions specified in the Forbearance Agreement. The Company did not pay any fee to Hercules in connection with the Fourth Forbearance Amendment.

On October 15, 2009, the Company entered into a fifth amendment to the Forbearance Agreement (Fifth Forbearance Amendment) under which Hercules agreed to forbear from exercising its rights and remedies with respect to certain events of default under the Loan and Security Agreement. Under the Fifth Forbearance Amendment, Hercules agreed to reduce the amount of unrestricted cash that the Company is required to maintain from $1,500 to $750. During the period from July 31, 2009 through October 9, 2009, the Company did not maintain the required amount of unrestricted cash, and as a result, an event of default occurred under the Loan and Security Agreement.  Under the Fifth Forbearance Amendment the Lender also agreed to forbear from exercising its rights and remedies under the Loan and Security Agreement as a result of this event of default for the period and subject to the terms and conditions specified in the Forbearance Agreement.  In addition, the Fifth Forbearance Amendment extended the forbearance period until the earlier of (i) November 12, 2009 or (ii) the occurrence of a termination event under the Forbearance Agreement, which included, among other things, the occurrence of another event of default under the Loan and Security Agreement, subject to specified exceptions. The Company did not pay any fee to Hercules in connection with the Fifth Forbearance Amendment. Upon the termination of the forbearance period, Hercules would be free to proceed or enforce any or all of its rights and remedies with respect to the Company’s default under the Loan and Security Agreement.

On November 20, 2009, the Company entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”), Debt Conversion Agreement, Registration Rights Agreement with Hercules Technology I, LLC (“HTI”), Registration Rights Agreement with Hercules, and also issued warrants to purchase the Company’s common stock.

Pursuant to the Amended Loan Agreement, Hercules agreed to provide the Company with a total senior loan facility of $22,500, including two term loans aggregating $10,500 and a revolving line of credit facility of $12,000. Under the Debt Conversion Agreement, the transaction included the issuance of 67,294,751 shares of the Company’s common stock and a warrant to purchase 16,823,688 shares of the Company’s common stock for an exercise price of $0.0743 per share, in exchange for cancellation of $5,000 in obligations payable to Hercules.  The Company was assessed a transaction fee equal to 2% of the total commitment , or $450, which is payable in twelve equal monthly installments beginning in May 2010.

The revolving line of credit facility has total availability of up to $12,000 (of which $7,000 was drawn immediately following the closing), and will expire on May 1, 2011, with a conditional ability to extend the term for an additional six months.  Borrowings under the credit facility are based on eligible accounts receivable, including an over advance provision up to $500, which are due four weeks after the over advance is drawn.  Borrowings will bear interest initially at 12.0% per annum until such time that the term loans are repaid, when the interest rate on outstanding borrowings will be prime plus 4%.  Over advances will bear interest at 15% per annum.

The term loans include a $5,500 (Term Loan A) 48-month amortizing loan and a $5,000 (Term Loan B) convertible note due on November 1, 2014. Amortization on Term Loan A begins on December 1, 2010. Term Loan B is convertible into the Company’s common stock at Hercules’ option, or automatically if its 90-day value weighted adjusted price exceeds five times the conversion price pursuant to the Debt Conversion Agreement. The conversion price of Term Loan B is $0.0743 per share.  The outstanding principal balance on each term loan will bear interest at 12% per annum for the initial twelve months; 18% per annum for the subsequent twelve months and 15% per annum thereafter.  This interest is payable in cash.  Term Loan B will bear an additional 2.5% interest that will be “paid in kind” (PIK).  The Company will have the option to turn the PIK interest into cash interest or additional equity shares if certain predefined metrics are maintained.  Each of the term loans will be assessed a prepayment charge beginning at 5% of the total term loan commitment, and reduced to 3% after twelve months and reduced again to 1% after two years.

The Amended Loan Agreement has certain negative and financial covenants and other stipulations associated with the arrangement.

NOTE F—Related Party Transactions

Support services

An entity owned by a stockholder and former officer of the Company provides extended warranties and technical support services to certain customers on behalf of the Company.  Pursuant to this arrangement, the Company incurred $558 and $847 of charges for the three months ended September 30, 2009 and 2008, respectively, and $1,592 and $1,931 of charges for the nine months ended September 30, 2009 and 2008, respectively.  The Company made payments under the arrangement of $611 and $778 for the three months ended September 30, 2009 and 2008, respectively, and of $1,534 and $1,645 for the nine months ended September 30, 2009 and 2008, respectively.

A company owned by this same stockholder provides the Company with consulting services with respect to software development. Under this arrangement, the Company incurred $25 and $206 of charges for the three months ended September 30, 2009 and 2008, respectively, and incurred $129 and $1,379 of charges for the nine months ended September 30, 2009 and 2008, respectively.  The Company made payments of $22 and $566 for the three months ended September 30, 2009 and 2008, respectively, and made payments of $299 and $1,412 for the nine months ended September 30, 2009 and 2008, respectively.  On March 2, 2009, this agreement was amended to extend the terms through December 31, 2013.

Pursuant to the amended terms of this agreement, the Company has a minimum annual commitment to purchase technical services, consulting services with respect to software development, and to sell extended warranties on the entity’s behalf, all of which must total at least $1,500 per year. The agreement expires in 2013.

Professional Recruiting Services

The Company maintains a business relationship with Gulian & Associates, which is owned by the wife of David T. Gulian, the Company’s President and Chief Executive Officer and a director and stockholder of the Company.  Under the terms of the arrangement, Gulian & Associates provides the Company with retainer-based professional recruiting services on a non-exclusive basis.  Gulian & Associates is paid a fee of 20% of a newly hired person’s annual base salary for employees it introduces to the Company.  One-third of the estimated fee is due at the time the hiring request is made.  The remainder is due upon successful placement of a candidate into the role. During the three months ended September 30, 2009 and 2008, the Company paid Gulian & Associates approximately $21 and $68, respectively, and during the nine months ended September 30, 2009 and 2008, the Company paid approximately $132 and $153, respectively, in fees.

NOTE G—Commitments and Contingencies

Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On September 18, 2009, CDC Software, Inc. (“CDC”) filed a Complaint against InfoLogix, Inc. (“InfoLogix”), Dominic Venieri, Kevin College, Gavin Klaus, Brian Thorn, Jason Russo, Kyle Sorenson, and Luis Castro Trejo (collectively, the “Individual Defendants”) in the Superior Court of Fulton County, Georgia (the “Complaint”).  In the Complaint, CDC has alleged that (i) the Individual Defendants have breached their purported employment contacts with CDC, (ii) InfoLogix has interfered with the purported contractual relationships between the Individual Defendants and CDC, and (iii) InfoLogix and the Individual Defendants have misappropriated CDC’s claimed trade secrets (collectively, “the Claims”).

InfoLogix and the Individual Defendants deny any and all alleged wrongdoing, and intend to vigorously defend against the Claims brought by CDC.

NOTE H—Income Taxes

The Company has net operating loss (NOL) carryforwards available in certain jurisdictions to reduce future taxable income.  Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not.  As of September 30, 2009, a valuation allowance of $11,372 was recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits, current operating losses and NOL carryforwards before they expire.  Federal net operating losses will expire beginning 2025 and state net operating losses will expire in varying years between 2013 through 2027.

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

The Company issued 82,098 shares on April 1, 2009 and 74,769 shares on July 1, 2009 in connection with the ESPP for the first and second quarters of 2009, for which it received $35 and $30 in cash in the respective periods.  The Company issued 21,955 shares on April 1, 2008 and 25,600 shares on July 1, 2008 in connection with the ESPP for the first and second quarters of 2008, for which it received $31 and $120 in cash in the respective periods. On July 20, 2009, the Company’s Board of Directors voted to amend the ESPP to provide that the Board of Directors may suspend the ESPP at any time and for any reason and later reinstate the ESPP at any time and for any reason.  The Board of Directors has determined that an indefinite suspension of the ESPP is in the best interests of the Company and its stockholders. Pursuant to the ESPP as amended, the Company suspended the ESPP effective as of July 1, 2009.

NOTE J—Stock Based Compensation

For the three months ended September 30, 2009 and 2008, the Company recognized compensation cost for stock options and warrants granted to employees of $182 and $274, respectively, and for the nine months ended September 30, 2009 and 2008, the Company recognized compensation cost for stock options and warrants granted to employees of $712 and $798, respectively. In addition, for the nine months ended September 30, 2009 and 2008, the Company recorded an income tax benefit of $271 and $304, respectively, related to the granting of the nonqualified options and warrants.

NOTE K—Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through November 23, 2009.

On October 15, 2009, the Company entered into the Fifth Amended Forbearance Agreement with its lender, Hercules, and on November 20, 2009, the Company entered into the Amended and Restated Loan Agreement, Debt Conversion Agreement, Registration Rights Agreement with HTI, Registration Rights Agreement with Hercules, and also issued warrants to purchase the Company’s common stock. See Note E — Debt.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, for example:

•                     our ability to refinance, replace or restructure our current indebtedness and to comply with financial covenants and other terms and conditions contained in the agreements governing our indebtedness or any replacement indebtedness;

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

•                     our ability to protect our intellectual property rights; and

•                     restrictions on our operations contained in our Amended Loan Agreement or agreements for any replacement indebtedness.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, current expectations, forecasts, and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We do not undertake any obligation to update any forward-looking statements or other information contained herein, except as required by federal securities laws.  You should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved.  We have disclosed important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, and in this Quarterly Report on Form 10-Q and elsewhere in this report.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Historically, the sale of mobile workstations and other wireless devices has represented a majority of our net revenues.  During the past three years, we have been transitioning our business to offer higher margin software applications, consulting and other professional services. With our focus on selling software and services and away from the sale of hardware and related warranties, we believe that we can provide more comprehensive enterprise mobility solutions to our customers. These solutions involve:

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

Going Concern

Our condensed consolidated financial statements for the three and nine months ended September 30, 2009 have been prepared on a going concern basis, which contemplates continuing operations, securing additional debt or equity financing, selling certain assets, and realizing assets and liabilities in the ordinary course of business.  However, we have incurred significant net losses from 2006 through 2009, including net losses of $11,513 for the nine months ended September 30, 2009 and have accumulated a stockholders’ deficiency of $3,180.  We have substantial liquidity requirements including monthly interest on our outstanding debt and those related to the repayment of our revolving line of credit that comes due on May 1, 2011, as well as to earn out payments for past acquisitions.  Though we are taking measures to improve our liquidity, we do not currently expect to generate sufficient cash flow from operations to fund those obligations.  We entered into an Amended and Restated Loan Agreement with Hercules on November 20, 2009. As a result, we restructured our indebtedness and reduced our outstanding obligations payable to Hercules by $5,000, but we also continue to identify ways to optimize our capital structure and pursue strategic planning to continue as a going concern and provide for our future success.

We have undertaken a series of actions to reduce costs and are pursuing various initiatives to secure equity or debt financing that will reduce our overall cost of capital.  Our plan to improve our liquidity also includes the possibility of selling certain assets of the business, and further evaluating our staffing model. Our continued operations are dependent on our ability to implement these plans successfully.  Our ability to implement these plans successfully is dependent on many circumstances outside of our direct control, including general economic conditions and the financial strength of our customers. Any additional financing we are able to secure will likely be subject to a number of conditions and involve additional costs. Given the current negative conditions in the economy generally and the credit markets in particular, there is uncertainty as to whether we will be able to generate sufficient liquidity to repay our outstanding debt, to make earn out payments and to meet working capital needs. There can be no assurance, however, that we will be able to achieve and sustain a level of liquidity sufficient to continue as a going concern.

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

We also generate net revenues from the sale of extended warranties on wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products.  We sell original equipment manufacturers’ component warranties and warranty programs sponsored by other third parties and recognize the revenue on a net basis upon execution of the warranty agreement. As we have been transitioning our business away from the sale of hardware and related warranties, we are not selling new extended warranty programs except for those serviced by third parties and we have taken steps to confirm with our customers that third parties are the obligors under their warranties.

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

Revenue recognition

Net revenues are generated through product sales, warranty and maintenance agreements, professional consulting, programming and engineering services, long-term support services, and educational learning programs. Net revenues from product sales are recognized when both the title and risk of loss transfer to the customer, generally upon shipment. We generate net revenues from the sale of extended warranties on wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products. We record revenue from the sale of original equipment manufacturers’ and other third party component warranties net of the amounts we remit to the third-party warranty provider at the time of execution of the warranty agreement.  As we have been transitioning our business away from the sale of hardware and related warranties, we are not selling new extended warranty programs except for those serviced by third parties and we have taken steps to confirm with our customers that third parties are the obligors under their warranties.

We also generate revenue from consulting and other professional services on either a fee for service or fixed-fee basis. Revenue from consulting and other professional services that is contracted as fee-for-service is recognized in the period in which the services are performed. Direct costs for travel and accommodations are reimbursable in accordance with the contract terms and are recognized as net revenue in the period the related expense is incurred.  Revenue from the sale of proprietary learning technologies and those consulting and other professional services provided on a fixed-fee basis is recognized according to a proportionate method of revenue recognition and is recognized ratably over the contract period based upon actual project hours completed compared to total budgeted project hours.

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

Results of Operations

Results of operations expressed as a percentage of revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	73.4%	73.9%	77.6%	73.4%
Gross profit	26.6%	26.1%	22.4%	26.6%
Selling, general and adminstrative expenses	29.2%	33.3%	33.4%	31.2%
Operating loss	(2.6)%	(7.2)%	(11.0)%	(4.5)%
Interest expense	(6.7)%	(3.6)%	(5.9)%	(2.4)%
Interest income	0.0%	0.2%	0.0%	0.2%
Loss on extinguishment of debt	0.0%	0.0%	(0.6)%	0.0%
Loss before income tax benefit (provision)	(9.2)%	(10.6)%	(17.5)%	(6.7)%
Income tax	0.0%	0.0%	0.0%	1.3%
Net loss	(9.2)%	(10.6)%	(17.6)%	(5.5)%

Three Months ended September 30, 2009 compared with the Three Months ended September 30, 2008

Net revenues

Net revenues for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30		Amount of	Percentage
	2009	2008	Change	Change

Net revenues:
Infrastructure and hardware	$13,445	$12,925	$520	4.0%
Professional services	7,310	8,739	(1,429)	(16.4)%
Other	1,590	2,160	(570)	(26.4)%

Total net revenues	$22,345	$23,824	$(1,479)	(6.2)%

Net revenues were $22,345 for the three months ended September 30, 2009, compared to $23,824 for the three months ended September 30, 2008, a decrease of $1,479 or 6.2%. The decrease in net revenues was due to lower than expected sales in our consulting and professional services business as a result of our customers choosing to defer projects during the current economic downturn, partially offset by higher sales of infrastructure and hardware. We have noticed that starting late in the third quarter and into the fourth quarter, customers have begun pursuing projects that had been earlier deferred. Net revenues for the three months ended September 30, 2009 include $305 of net sales of third party warranties that we reclassified from deferred revenue after notifying our customers that third parties are the obligors under their warranties.

Cost of revenue

Cost of revenue for the three months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30		Amount of	Percentage
	2009	2008	Change	Change

Cost of revenues:
Infrastructure and hardware	$10,831	$10,536	$295	2.8%
Professional services	5,514	5,417	97	1.8%
Other	54	1,661	(1,607)	(96.7)%

Total cost of revenues	$16,399	$17,614	$(1,215)	(6.9)%

Our cost of revenues was $16,399 for the three months ended September 30, 2009, compared to $17,614 for the three months ended September 30, 2008, a decrease of $1,215 or 6.9%.  The decrease in our cost of revenues was the result of recording revenues associated with extended warranties on a net basis in the third quarter of 2009 as compared to recording revenues and costs of revenues on a gross basis in the third quarter of 2008 due to changes in the mix of warranties we sold in the periods as well as notifying our customers that third parties are the primary obligors under their warranties, partially offset by increased costs of infrastructure and hardware related to higher sales in the comparable periods.

Gross profit

Gross profit for the three months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30		Amount of	Percentage
	2009	2008	Change	Change

Gross profit:
Infrastructure and hardware	$2,614	$2,389	$225	9.4%
Professional services	1,796	3,322	(1,526)	(45.9)%
Other	1,536	499	1,037	207.9%

Total gross profit	$5,946	$6,210	$(264)	-4.3%

Gross profit percentage:
Infrastructure and hardware	19.4%	18.5%	0.9%	4.6%
Professional services	24.6%	38.0%	(13.4)%	(35.4)%
Other	96.6%	23.1%	73.5%	318.3%

Total gross profit percentage	26.6%	26.1%	0.5%	2.1%

Our gross profit was $5,946 for the three months ended September 30, 2009, compared to $6,210 for the three months ended September 30, 2008, a decrease of $264 or 4.3%, resulting in a gross margin of 26.6% at September 30, 2009, up from 26.1% at September 30, 2008. The increase in our gross profit is the result of higher net revenues on sales of extended warranties that we reclassified from deferred revenue after notifying our customers that third parties are the obligors under their warranties, partially offset by reduced gross profits on fewer professional service engagements as a result of our consulting and professional services customers choosing to defer projects during the current economic downturn.

Our selling, general and administrative expenses were $6,534 for the three months ended September 30, 2009, compared with $7,914 for the three months ended September 30, 2008, a decrease of $1,380, or 17.4%.  Selling expenses were $2,699 for the three months ended September 30, 2009, compared with $2,963 for the three months ended September 30, 2008, a decrease of $264, or 8.9%.  The decrease in our selling expenses for the comparable period was primarily attributable to lower salary expense and travel related expenses resulting from staffing restrictions and other cost control measures.  General and administrative expenses were $3,835 for the three months ended September 30, 2009, compared with $4,951 for the three months ended September 30, 2008, a decrease $1,116, or 22.5%.  The decrease in our general and administrative expenses for the comparable period was primarily attributable to reductions in staff and associated benefits and travel expenses, lower purchases of demonstration and evaluation equipment, lower marketing expenses, and lower non-cash compensation costs.

Our interest expense was $1,469 for the three months ended September 30, 2009, compared to approximately $859 for the three months ended September 30, 2008, an increase of $610 or 71.0%. The increase in interest expense is a result of higher average amounts outstanding under our revolving credit and term loan facilities and higher base rates charged on these facilities than during the comparable period in 2008 and we recorded a non-cash expense of $300 related to a succession fee due to Hercules.  In addition to higher base rates, interest on our 2009 borrowings is charged at a higher rate as a result of certain financial covenant violations during 2009 that were not in effect during the comparable period in 2008. Borrowings under the revolving credit facility bear interest at an annual rate equal to 1.50% interest paid in kind plus 14.25%.  Borrowings under the term loan facility bear interest at an annual rate equal to 3.75% interest paid in kind plus 15.75%.  Our interest income was $2 for the three months ended September 30, 2009, compared to $43 for the three months ended September 30, 2008, a decrease of $41 or 95.3%.  The decrease in interest income is primarily the result of a lower average cash balance during the three months ended September 30, 2009 when compared to the same period of 2008.

Our depreciation and amortization expense, included with selling and general and administrative expenses discussed above, decreased to $465 for the three months ended September 30, 2009 from $701 for the three months ended September 30, 2008, a decrease of $236 or 33.7% as the result of the write-off of our demonstration units at December 31, 2008.

Our net loss was $1,641 for the three months ended September 30, 2009 compared with a net loss of $2,520 for the three months ended September 30, 2008, a decrease of $879 or 34.9% improvement.  Our net loss decreased primarily due to reductions in selling, general and administrative expenses and higher gross margins partially offset by higher interest costs and reduced sales during the current economic downturn resulting from customers choosing to delay consulting and professional services projects, which typically yield higher gross margins.

As of September 30, 2009, we had federal net operating losses (“NOLs”) of approximately $22,960 and state NOLs of approximately $17,102.  Federal NOLs will be available to offset future taxable income and expire at various dates beginning in 2025.  State NOLs expire at various dates beginning in 2013 through 2027.  At September 30, 2009, we have determined that our ability to realize the tax benefit of operating losses is uncertain.  Accordingly, we have recorded a valuation allowance against the tax effect of the NOLs.

Nine Months ended September 30, 2009 compared with the Nine Months ended September 30, 2008

Net revenues for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30		Amount of	Percentage
	2009	2008	Change	Change

Net revenues:
Infrastructure and hardware	$43,193	$43,965	$(772)	(1.8)%
Professional services	18,791	23,848	(5,057)	(21.2)%
Other	3,584	6,145	(2,561)	(41.7)%

Total net revenues	$65,568	$73,958	$(8,390)	(11.3)%

Net revenues were $65,568 for the nine months ended September 30, 2009, compared to $73,958 for the nine months ended September 30, 2008, a decrease of $8,390 or 11.3%. The decrease in net revenues was due to a large professional services project that took place in the first and second quarters of 2008 and was not replaced in the first half of 2009, and fewer professional service engagements as a result of our consulting and professional services customers choosing to defer projects during the current economic downturn.  Net revenues for the nine months ended September 30, 2009 include $394 of net sales of third party warranties that we reclassified from deferred revenue in the third quarter of 2009 after notifying our customers that third parties are the obligors under their warranties.

Cost of revenues for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine Months Ended September 30		Amount of	Percentage
	2009	2008	Change	Change

Cost of revenues:
Infrastructure and hardware	35,363	34,822	$541	1.6%
Professional services	14,718	14,718	—	0.0)%
Other	828	4,715	(3,887)	(82.4)%

Total cost of revenues	$50,909	$54,255	$(3,346)	(6.2)%

Our cost of revenues was $50,909 for the nine months ended September 30, 2009, compared to $54,255 for the nine months ended September 30, 2008, a decrease of $3,346 or 6.2%. The decrease in our cost of revenues was the result of recording revenues associated with extended warranties on a net basis in the nine month period of 2009 as compared to recording revenues and cost of revenues on a gross basis in the nine month  period of 2008 due to changes in the mix of warranties we sold in the periods as well as notifying our customers that third parties are the primary obligors under their warranties, partially offset by increased costs of infrastructure and hardware related to higher sales in the comparable periods.

Gross profit for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine Months Ended September 30		Amount of	Percentage
	2009	2008	Change	Change

Gross profit:
Infrastructure and hardware	$7,830	$9,143	$(1,313)	(14.4)%
Professional services	4,073	9,130	(5,057)	(55.4)%
Other	2,756	1,430	1,326	92.7%

Total gross profit	$14,659	$19,703	$(5,044)	(25.6)%

Gross profit percentage:
Infrastructure and hardware	18.1%	20.8%	(2.7)%	(13.0)%
Professional services	21.7%	38.3%	(16.6)%	(43.3)%
Other	76.9%	23.3%	53.6%	230.1%

Total gross profit percentage	22.4%	26.6%	(4.3)%	(16.1)%

Our gross profit was $14,659 for the nine months ended September 30, 2009, compared to $19,703 for the nine months ended September 30, 2008, a decrease of $5,044 or 25.6%, resulting in a gross margin of 22.4% at September 30, 2009, down from 26.6% at September 30, 2008. The decrease in our gross margin is the result of lower than expected sales of our more profitable professional and consulting services related to our mobile solutions and software implementation services.

Our selling, general and administrative expenses were $21,945 for the nine months ended September 30, 2009, compared with $23,042 for the nine months ended September 30, 2008, a decrease of $1,097 or 4.8%.  Selling expenses were $8,352 for the nine months ended September 30, 2009, compared with $8,566 for the nine months ended September 30, 2008, a decrease of $214 or 2.5% primarily related to lower salary expense and travel related expenses resulting from staffing restrictions and other cost control measures during the second and third quarters of 2009. General and administrative expenses were $13,593 for the nine months ended September 30, 2009, compared with $14,476 for the nine months ended September 30, 2008, a decrease of $884 or 6.1%.  The decrease in our general and administrative expenses for the comparable period was primarily attributable to reductions in staff and associated benefits and travel expenses, lower purchases of demonstration and evaluation equipment, lower marketing expenses, and lower non-cash compensation costs.

Our interest expense, which results from our credit line and term loan was $3,803 for the nine months ended September 30, 2009, compared to approximately $1,766 for the nine months ended September 30, 2008, an increase of $2,037 or 115.3%. The increase in interest expense is a result of higher related average amounts outstanding under our revolving credit and term loan facilities and higher rates charged on these facilities during the comparable periods in 2008. In addition to higher base rates, interest on our 2009 borrowings is charged at a higher rate as a result of certain covenant violations during 2009 that were not in effect in 2008. Borrowings under the revolving credit facility bore interest at an annual rate equal to 11.25% through February 14, 2009, then increased to 12.25% through May 15, 2009, then increased to 13.25% through May 31, 2009, then increased to 14.25% through September 30, 2009 plus1.50% interest paid in kind beginning on May 31, 2009 through September 30,2 009. Borrowings under the term loan facility bore interest at an annual rate equal to 1.75% interest paid in kind plus, and then increased to 3.75% interest paid in kind plus 15.75%. In addition, the company paid default interest penalties of 3.0% from February 1, 2009 though May 31, 2009.  Our interest income was $17 for the nine months ended September 30, 2009, compared to $122 for the nine months ended September 30, 2008, a decrease of $105 or 86.1%. The decrease in interest income is primarily the result of lower average cash and cash equivalents balances during the nine months ended September 30, 2009 when compared to the same period of 2008.

Our depreciation and amortization expense decreased to $1,416 for the nine months ended September 30, 2009 from $1,885 for the nine months ended September 30, 2008, a decrease of $469 or 24.9% as the result of demonstration units deployed being expensed when shipped to the field during 2009, offset by amortization expense related to our 2008 acquisitions of intangible assets from Delta and Aware.

Our net loss was $11,513 for the nine months ended September 30, 2009 compared with a net loss of $4,053 for the nine months ended September 30, 2008, an increase of $7,460 or 184.1%. Our net loss in the comparable periods increased primarily due to a substantial increase in our interest expense and related borrowing and default fees with our senior lender, and reduced sales and, during the first six months of 2009, lower gross margins due to the economic slowdown.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $1,596, compared to $3,037 at December 31, 2008. Pursuant to a forbearance agreement with our senior lender, at September 30, 2009, we were required to maintain a minimum cash balance of $1,500. Pursuant to a subsequent forbearance agreement dated October 15, 2009, our minimum cash balance was reduced to $750. We have used, and plan to use, our unrestricted cash for general corporate purposes, including working capital. We have funded our growth primarily through the private sale of equity securities and through current and long term debt and working capital.  At September 30, 2009, our total liabilities were $44,710 and were comprised mostly of term debt and borrowings outstanding under our credit line, and outstanding accounts payable and accrued expenses.  Net cash used in operating activities for the nine months ended September 30, 2009 was $866, operating losses realized partially offset the result of collections from higher sales generated during the fourth quarter of 2008.  Net cash used in investing activities was $411 for the nine months ended September 30, 2009, primarily used to continue development of our proprietary software and to purchase office equipment.  Net cash used in financing activities was $164 for the nine months ended September 30, 2009, primarily due to the payment of scheduled maturities of debt.

Our primary current and contingent cash obligations arise under our loan and security agreement with Hercules, our earn out agreements with Delta and HIA, and our note payable to HIA.

We entered into an Amended and Restated Loan Agreement with Hercules on November 20, 2009.  As a result of these amended agreements, we reduced our outstanding obligations payable to Hercules by $5,000.  In addition, the amended terms of our revolving credit facility with Hercules provide for $12,000 in total availability, of which $7,000 was drawn immediately following closing and up to $5,000 remains available to us based on the level of our eligible accounts receivable.  On November 20, 2009, we also restructured our obligations with Delta by entering into a letter agreement whereby Delta waived  the Company’s first year earn out obligation in exchange for a contingent payment arrangement based on future cash collections.

We have substantial near-term liquidity requirements related to our loan and security agreement with Hercules and our earn out agreements with HIA. While we have taken steps to improve our liquidity by restructuring our indebtedness to Hercules , we continue to identify ways to optimize our capital structure and pursue strategic planning to continue as a going concern and provide for our future success. Our initiatives include pursuing equity or debt financing that will reduce our overall cost of capital, one or more strategic transactions, and further cost control actions. Our continued operations are dependent on our ability to implement those plans successfully.

Line of Credit and Term Loan

Hercules Technology Growth Capital, Inc. (“Hercules”) Loan Agreement

On November 20, 2009, we restructured our senior revolving credit and term loan facilities with Hercules. We entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”), Debt Conversion Agreement, Registration Rights Agreement with HTI and Registration Rights Agreement with Hercules, and we also issued warrants to purchase our common stock.

Pursuant to the Amended Loan Agreement, Hercules agreed to provide us with a total senior loan facility of $22,500, including two term loans aggregating $10,500 and a revolving line of credit facility of $12,000 (which had an outstanding balance of $7,000 immediately following the closing). Under the Debt Conversion Agreement, the transaction included the issuance of 67,294,751 shares of our common stock and a warrant to purchase 16,823,688 shares of the Company’s common stock for an exercise price of $0.0743 per share in exchange for cancellation of $5,000 in obligations payable to Hercules.   We were assessed a transaction fee equal to 2% of the total commitment ($22,500), or $450, which is payable in twelve equal monthly installments of $38 beginning in May, 2010.

The revolving line of credit facility has total availability of up to $12,000 (of which $7,000 was outstanding immediately following closing), and will expire on May 1, 2011, with a conditional ability to extend the term for an additional six months.  Borrowings under the credit facility are based on eligible accounts receivable, including an over advance provision up to $500, which are due four weeks after the over advance is drawn.  Borrowings will bear interest initially at 12.0% per annum until such time that the term loans are repaid, when the interest rate on outstanding borrowings will be prime plus 4%.  Over advances will bear interest at 15% per annum.

The term loans include a $5,500 (“Term Loan A”) 48-month amortizing loan and a $5,000 (“Term Loan B”) convertible note due on November 1, 2014. Amortization on Term Loan A begins on December 1, 2010. Term Loan B is convertible into our common stock at Hercules’ option, or automatically if its 90-day value weighted adjusted price exceeds five times the conversion price pursuant to the Debt Conversion Agreement. The conversion price is $0.0743.  The outstanding principal balance on each term loan will bear interest at 12% per annum for the initial twelve months; 18% per annum for the subsequent twelve months and 15% per annum thereafter.  This interest is

payable in cash.  Term Loan B will bear an additional 2.5% interest that will be “paid in kind” (PIK).   We will have the option to turn the PIK interest into cash interest or additional equity shares if certain predefined metrics are maintained.  Each of the term loans will be assessed a prepayment charge beginning at 5% of the total term loan commitment, and reduced to 3% after twelve months and reduced again to 1% after two years.   In addition, in the event of the late payment of interest, we will be charged an additional 5% (late payment charge).

The Amended Loan Agreement contains various affirmative and negative covenants, including covenants that require us to maintain a minimum cash balance and restrict our ability to incur indebtedness, make investments, make payments in respect of our capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions. Additional covenants require compliance with certain financial tests, including earnings and leverage ratios.  In addition, we are not permitted under the Amended Loan Agreement and a subordination agreement with Hercules to pay any remaining amounts owing under the earn out agreements that were entered into in connection with the acquisitions of the assets of HIA or Delta if our total leverage exceeds the predefined maximum.  Upon an event of default under the Amended Loan Agreement Hercules may opt to accelerate and demand payment of all or any part of our obligations under the Amended Loan Agreement.

Under the terms of the Amended Loan Agreement, we are subject to the following financial covenants:

(a)           Consolidated Adjusted EBITDA.  We shall not permit the Consolidated Adjusted EBITDA for any Three Month Measurement Period ending during any fiscal month, commencing with the month ending December 31, 2009, to be less than the amount set forth below opposite such Three Month Measurement Period ending date:

Measurement Period Ending	Consolidated Adjusted EBITDA
November 30, 2009	$0
December 31, 2009	$1,000
January 31, 2010	$150
February 28, 2010	$250
March 31, 2010	$1,000
April 30, 2010	$200
May 31, 2010	$300
June 30, 2010	$1,250
July 31, 2010 and August 31, 2010	$1,000
September 30, October 31, and November 30, 2010	$1,250
December 31, 2010, January 31 through May 31, 2011	$1,500
June 30 through November 30, 2011	$2,000
December 30, 2011 and thereafter	$3,000

(b)                                 Consolidated Total Leverage Ratio.  We shall not permit the Consolidated Total Leverage Ratio for any Twelve Month Measurement Period ending during any fiscal quarter, commencing with the quarter ending December 31, 2009, to be greater than the ratio set forth below opposite such Measurement Period ending date:

Measurement Period Ending	Consolidated Total Leverage Ratio
June 30, 2010	6.00:1.00
September 30, 2010	6.00:1.00
December 31, 2010	5.00:1.00
March 31, 2011	4.00:1.00
June 30, 2011	3.00:1.00
September 30, 2011	2.50:1.00
December 31, 2011	2.00:1.00
March 31, 2012	1.75:1.00
June 30, 2012 and thereafter	1.50:1.00

(c)                                  Consolidated Fixed Charge Coverage Ratio.  We shall not permit the Consolidated Fixed Charge Coverage Ratio for any Twelve Month Measurement Period ending during any fiscal quarter, commencing with the quarter ending December 31, 2009, to be less than the ratio set forth below opposite such Measurement Period ending date:

Measurement Period Ending	Consolidated Fixed Charge Coverage Ratio
June 30, 2010	0.75:1.00
September 30, 2010	0.75:1.00
December 31, 2010	1.00:1.00
March 31, 2011	1.00:1.00
June 30, 2011	1.25:1.00
September 30, 2011	1.25:1.00
December 31, 2011	1.50:1.00
March 31, 2012	1.50:1.00
June 30, 2012 and thereafter	2.00:1.00

Minimum Cash On Hand.  We shall not permit at any time our unrestricted cash on hand to be less than $1,000.

As of September 30, 2009, we were not in compliance with our minimum cash balance covenant requiring us to have unrestricted cash on hand of at least $1,500.  Due to defaults under the Loan and Security Agreement and because our total leverage ratio exceeds 3.00 to 1.00, as of September 30, 2009, we were prohibited from satisfying our earn out obligations related to our acquisitions related to our acquisitions of HIA and Delta.

On November 20, 2009, we entered into a letter agreement with Delta. Pursuant to the letter agreement, Delta waived the first earn out obligation of $430 in exchange for a contingent payment arrangement based on future cash collections  All other terms and obligations, including the rights and obligations related to the second earn out period ending May 2, 2010, remain in effect.

Significant Contractual Obligations

As of September 30, 2009, our significant contractual obligations were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt obligations	$25,133	$16,312	$8,753	$68	$—
Capital lease obligations	215	81	93	41	—
Operating lease obligations	886	412	474	—	—
Vendor obligations	6,375	2,625	3,750	—	—

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

On September 18, 2009, CDC Software, Inc. (“CDC”) filed a Complaint against InfoLogix, Inc. (“InfoLogix”), Dominic Venieri, Kevin College, Gavin Klaus, Brian Thorn, Jason Russo, Kyle Sorenson, and Luis Castro Trejo (collectively, the “Individual Defendants”) in the Superior Court of Fulton County, Georgia (the “Complaint”).  In the Complaint, CDC has alleged that (i) the

Individual Defendants have breached their purported employment contacts with CDC, (ii) InfoLogix has interfered with the purported contractual relationships between the Individual Defendants and CDC, and (iii) InfoLogix and the Individual Defendants have misappropriated CDC’s claimed trade secrets (collectively, “the Claims”).

InfoLogix and the Individual Defendants deny any and all alleged wrongdoing, and intend to vigorously defend against the Claims brought by CDC.

Item 1A.              Risk Factors

The risks and uncertainties described below are in addition to those included in our Annual Report on Form 10-K for the year ended December 31, 2008 and are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.

Risks Relating to Our Indebtedness

The covenants in our credit facility may restrict our operations, which could inhibit our ability to execute our growth strategy and have a negative effect on our results of operations.

We have entered into an amended and restated loan and security agreement that provides us with a $9,000 line of credit as well as two term loans with an aggregate principal amount of $10,500.  The term loans include a $5,000, 48 month amortizing loan and a $5,500 convertible note due on November 1, 2014.  The loan agreement contains restrictions and covenants and requires us to maintain specified financial ratios and tests.  For example, the loan agreement restricts our ability, among other things, to incur additional indebtedness, to acquire other companies or the assets of other companies and to pay dividends without the lender’s consent.  If we fail to meet or satisfy any of the restrictions, covenants, financial ratios or financial tests, we would be in default under the loan agreement.  The loans are secured by all of our assets and the assets of our subsidiaries, as well as a pledge of the common stock of InfoLogix Systems Corporation (which is the entity through which we conduct substantially all of our operations).  We have also provided the lender with a security interest in a company investment account that must maintain a minimum balance of $1,000.

An event of default under the loan agreement would give the lender the right to declare all amounts outstanding under the credit facility due and payable and enforce its rights to foreclose on the collateral securing the loans.  The restrictions contained in the loan agreement could inhibit our ability to obtain financing and engage in other business activities that are important to our business and growth strategies, which could inhibit our ability to operate our business and increase our revenues and profitability.

Our indebtedness could adversely impact our financial condition.

As a result of the amended and restated loan and security agreement, we had approximately $26,600 of total indebtedness outstanding, including short-term debt and approximately $7,000 under our credit facility, on November 20, 2009.  We may increase the amount of our indebtedness in the future, which could have an important impact on our stockholders.  An increase in our indebtedness could:

•                  cause us to violate certain provisions contained in our loan agreement;

•                  make us more vulnerable to economic downturns and limit our flexibility to plan for or react to changes in business and economic conditions;

•                  limit our ability to withstand competitive pressures through increases in our cost of capital; and

•                  harm our ability to obtain additional debt or equity financing in the future.

If any of the foregoing were to occur, our ability to execute our business and growth strategies would be impaired and our results of operations could be harmed.

Interests of our controlling stockholder may conflict with the interests of our other stockholders.

Hercules Technology I, LLC (“HTI”), a wholly owned subsidiary of our senior lender Hercules,  owns approximately 55% of our outstanding common stock on a fully diluted basis and shares having approximately 72% of our total voting power.  HTI may have interests that differ from our other stockholders’ interests, and it may vote in a way adverse to these interests.  Additionally, HTI has and will continue to have control over the outcome of certain matters requiring stockholder approval, including the power to, among other things, elect our board of directors, amend our certificate of incorporation or by-laws and approve extraordinary transactions, including mergers, acquisitions or dispositions of all or substantially all of the assets of the Company.

HTI may also prevent or cause a change of control, delay a change of control, or cause a change of control to occur at a time when it is not favored by other stockholders.  This could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and may adversely affect the market price of our common stock.

In addition, HTI and its affiliates may engage in business with companies that may compete with us or with our subsidiaries.  HTI is not obligated to advise us of any investment or business opportunities of which they are aware, and they are not prohibited or restricted from competing with us or with our subsidiaries.

Our controlling stockholder has the contractual right to nominate three members of our board of directors.

Under the terms of a debt conversion agreement between us and HTI, HTI has the contractual right to nominate three of the seven voting members of our Board of Directors.  In addition, another member of our board of directors must be mutually agreed upon by the Company and HTI.   Our board of directors appoints the members of our senior management.  As a result, HTI has significant influence over the appointment of the members of our senior management and may be able prevent any changes in senior management that other stockholders, or that other members of our board of directors, may deem advisable.  Due to the significant influence of HTI on our board of directors, HTI has the power to influence all decisions of the board of directors, including whether to approve extraordinary transactions, mergers, acquisitions or dispositions of all or substantially all of the assets of the Company.

Our stockholders do not have the same protections available to other stockholders of Nasdaq listed companies because we are a “controlled company” within the meaning of the Nasdaq Listing Rules.

Our controlling stockholder, HTI controls a majority of our outstanding common stock.  As a result, we are a “controlled company” within the meaning of the rules governing companies with stock quoted on the Nasdaq Capital market.  As a controlled company, the Company qualifies for, and may and intends to rely upon, exemptions from several corporate governance requirements, including requirements that:

•                  a majority of the board of directors consist of independent directors;

•                  compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee comprised solely of independent directors; and

•                  director nominees be selected or recommended to the board of directors by a majority of its independent directors or by a nominating committee that is composed entirely of independent directors.

Additionally, pursuant to our debt conversion agreement with HTI , HTI has the right to have its nominees represented on our Compensation and Nominating and Corporate Governance Committees.  Accordingly, our stockholders will not be afforded the same protections as stockholders of other Nasdaq listed companies for so long as HTI owns a majority of our outstanding common stock.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

None.

Item 5.                       Other Information

None.

Item 6.                       Exhibits

Exhibit No.	Description

10.1

Forbearance Agreement dated July 31, 2009 by and among Hercules Technology Growth Capital, Inc. and InfoLogix, Inc., InfoLogix Systems corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix – DDMS, Inc. *

10.2

Amendment to Forbearance Agreement dated August 14, 2009 by and among Hercules Technology Growth Capital, Inc. and InfoLogix, Inc., InfoLogix Systems corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix – DDMS, Inc. *

10.3

Second Amendment to Forbearance Agreement dated August 20, 2009 by and among Hercules Technology Growth Capital, Inc. and InfoLogix, Inc., InfoLogix Systems corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix – DDMS, Inc. *

10.4

Third Amendment to Forbearance Agreement dated September 23, 2009 by and among Hercules Technology Growth Capital, Inc. and InfoLogix, Inc., InfoLogix Systems corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix – DDMS, Inc. *

10.5

Fourth Amendment to Forbearance Agreement dated September 30, 2009 by and among Hercules Technology Growth Capital, Inc. and InfoLogix, Inc., InfoLogix Systems corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix – DDMS, Inc. *

10.6

Fifth Amendment to Forbearance Agreement dated October 15, 2009 by and among Hercules Technology Growth Capital, Inc. and InfoLogix, Inc., InfoLogix Systems corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix – DDMS, Inc. *

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on November 23, 2009.

INFOLOGIX, INC.

By:	/s/ David T. Gulian
David T. Gulian
President and Chief Executive Officer

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and Principal Accounting Officer