Form 10-K
period 2009-12-31
InfoLogix Inc
filed 2010-04-16
CIK 1315320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $14,940,298 based on the closing price as reported on the NASDAQ Capital Market. (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at April 5, 2010
Common Stock, $.00001 par value per share	3,729,647 Shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates, forecasts and projections about our company and our industry. These forward-looking statements reflect our current views about future events and can be identified by terms such as “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan” and similar expressions, although not all forward-looking statements contain such identifying words. You are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are not guarantees of future events and involve risks and uncertainties that are difficult to predict and are based upon assumptions that may prove to be incorrect. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, for example:

•                  our ability to refinance, replace or restructure our current indebtedness and to comply with the financial covenants and other terms and conditions contained in the agreements governing our indebtedness or any replacement indebtedness;

•                  our ability to operate profitably and manage growth of our business;

•                  our ability to introduce new products and services and maintain products and service quality;

•                  our ability to implement our business plan in difficult economic conditions and to adapt to changes in economic, political, business or industry conditions;

•                  our ability to find additional financing necessary to support our operations and or strategic objectives while also maintaining our focus on operating and developing our business;

•                  our ability to successfully integrate acquisitions with our existing operations;

•                  our ability to retain, replace and hire experienced senior management;

•                  our relationships with our customers, key industry relationships and other third parties on which we rely;

•                  competition in the industries in which we compete;

•                  our ability to protect our intellectual property rights;

•                  restrictions on our operations contained in our loan and security agreement or agreement for any replacement indebtedness; and

•                  our ability to remediate and compensate for the material weakness identified in our internal controls over financial reporting.

We have disclosed additional important factors that could cause our actual outcomes and results to differ materially from the forward-looking statements under Item 1A “Risk Factors” in Part I of this report and elsewhere in this report. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise, except as required by federal securities laws.

PART I

Item 1.  Business

Overview

InfoLogix, Inc. is a Delaware corporation that was organized under the laws of the State of Nevada on November 22, 2004 and subsequently merged with and into a corporation organized under the laws of the State of Delaware on November 22, 2006. On November 29, 2006, InfoLogix Systems Corporation (formed in 2001), a Delaware corporation, merged with and into a wholly-owned subsidiary of InfoLogix, Inc. As a result, InfoLogix, Inc. is a holding company for, and conducts substantially all of its operations through, its wholly-owned subsidiary InfoLogix Systems Corporation. References throughout this report to “we,” “us,” “our,” the “Company” and “InfoLogix” are references to InfoLogix, Inc. and its wholly-owned direct and indirect subsidiaries unless otherwise indicated. Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation, and all dollar amounts, except per share amounts, are presented in thousands.

On November 20, 2009, we completed a restructuring transaction with our senior lender Hercules Technology Growth Capital, Inc. (Hercules) and its wholly-owned subsidiary Hercules Technology I, LLC (HTI), pursuant to which $5,000 of our outstanding debt to Hercules was converted into shares of our common stock and a warrant to purchase shares of our common stock, and the remaining outstanding debt with Hercules was otherwise restructured (a transaction that we refer to as the Hercules Restructuring). As a result of the Hercules Restructuring, we experienced a change in control and (i) HTI owns 2,691,790 shares or 72.3% of our outstanding common stock, as well as a warrant to acquire up to an additional 672,948 shares of our common stock, and (ii) Hercules may convert a portion of our remaining indebtedness to Hercules into an additional 2,691,790 shares of our common stock and has the option to convert certain term loan interest into an indeterminate number of shares of our common stock. In addition, on March 1, 2010, Hercules exercised a warrant initially received on June 19, 2009 by which it acquired 7,546 shares of our common stock. As a result of Amendment 2 to our Amended Loan Agreement (described below under “-Recent Developments”) on April 6, 2010, Hercules may convert the principal of Term Loan C into an additional 412,087 shares of our common stock and has the option to convert default rate interest into an indeterminate number of shares of our common stock.

Recent Developments

On January 5, 2010, we effected a one-for-twenty-five reverse stock split of our issued and outstanding shares of common stock, par value $0.00001 per share. Unless otherwise indicated, all share amounts discussed herein reflect the post-split number of shares of our common stock.

In connection with the Hercules Restructuring, on November 20, 2009, we and Hercules entered into an Amended and Restated Loan and Security Agreement (Amended Loan Agreement), whereby we and Hercules agreed to restructure our remaining debt not converted into shares of common stock and a warrant. The Amended Loan Agreement amended and restated our prior loan and security agreement with Hercules. On the same date and as a condition to the Hercules Restructuring, we also restructured our earn out obligation related to our 2008 acquisition of the assets of Delta Health Systems, Inc.

On February 19, 2010, we entered into Amendment No. 1 (Amendment 1) to the Amended Loan Agreement.  Under Amendment 1, we may request up to $3,000 for use in purchasing equipment (the Equipment Loan) subject to valid, verified purchase orders acceptable to Hercules from suppliers approved by Hercules in its sole discretion.

On March 25, 2010, Hercules advanced to us an additional $1,350, initially applied to the outstanding balance on our revolving line of credit facility under the Amended Loan Agreement. The advance increased our outstanding indebtedness on the revolving line of credit to $8,909, and was provided as an extension above our eligible borrowing base provided in the Amended Loan Agreement.

On April 6, 2010, we entered into Amendment No. 2 (Amendment 2) to the Amended Loan Agreement with Hercules. Pursuant to Amendment No. 2, Hercules funded a term loan in an original principal amount of $1,350 (“Term Loan C”). The proceeds of Term Loan C were used, in part, to repay outstanding overadvances under the revolving credit facility under the Loan Agreement. Interest on Term Loan C will accrue at a rate of 8% per annum and, at the discretion of Hercules, is payable either in cash or in kind by adding the accrued interest to the principal of Term Loan C. All principal outstanding on Term Loan C will be due and payable on April 1, 2013. Term Loan C may be converted into shares of our common stock at a price of $3.276 per share at any time at Hercules’ option. We may prepay Term Loan C without incurring a prepayment penalty charge. We also entered into a registration rights agreement with Hercules whereby we agreed to register the shares underlying Term Loan C. As of April 7, 2010 the outstanding balance on our revolving line of credit was $7,559.

On February 10, 2010, Hercules sent us a letter notifying us of an event of default because our borrowings under the revolving credit facility exceeded our borrowing base as of February 5, 2010 and charging us a default interest rate of an additional 3% to the applicable regular interest rate for the period starting February 5, 2010. Events of default are continuing and default rate interest will be payable monthly on the same date as regular interest unless Hercules chooses to demand payment of default interest on another date. Hercules may elect to have default rate interest paid in cash, in kind or in shares of our common stock.

Hercules has not chosen to accelerate our obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies under Amended Loan Agreement. We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations.

General

InfoLogix provides end-to-end solutions for electronic medical record (EMR) and supply chain (SCM) implementation and mobilization, with experience in over 2,200 hospitals and businesses nationwide. We assist our healthcare and commercial customers by implementing and optimizing EMR and SCM systems, offer mobility to caregivers and workforces by making data accessible directly at the point of care or point of activity, and manage operations with services to improve clinical and financial performance and supply chain with services to drive greater efficiency.

InfoLogix is a provider of enterprise mobility solutions for the healthcare and commercial industries. We provide these solutions to our customers by utilizing a combination of products and services, including consulting, business software applications, mobile managed services, mobile devices, and wireless infrastructure. Our solutions are designed to allow the real time usage of data throughout a customer’s enterprise in order to enhance workflow, improve customer service, increase revenue and reduce costs. We sell wireless communication and computing devices, including mobile workstations that connect to a customer’s wireless network so that information can be accessed from any location within the enterprise. We also implement customized and third-party software applications with a particular expertise in electronic medical records in the healthcare industry and SAP® back-end systems in commercial enterprises. In addition, we offer professional services that support and complement enterprise-wide software implementations and a customer’s wireless computing systems, including consulting, mobile managed services, training, engineering, technical support and network monitoring.

The sale of mobile workstations and other wireless devices has been and continues to represent a majority of our net revenues. We are continuing to transition our business to offer higher margin consulting, other professional services and software applications. With our focus on selling services and software, we believe that we can provide more comprehensive enterprise mobility solutions to our customers. These solutions involve:

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

•                  Developing and implementing custom and industry specific software applications including healthcare clinical electronic medical records and enterprise-wide systems by using existing proprietary and third-party software.

•                  Delivering and installing wireless infrastructure and user devices, including mobile workstations.

•                  Providing our customers with ongoing managed services that are designed to supplement their information technology department, such as training, maintenance and repair, network monitoring including both on-site and remote, software application upgrades, network security and workflow consulting.

We conduct substantially all of our operations through our wholly-owned subsidiary, InfoLogix Systems Corporation. We own our patents and patent applications through our wholly-owned subsidiaries OPT Acquisition, LLC, Embedded Technologies, LLC and InfoLogix—DDMS, Inc.

We have incurred significant net losses from 2006 through 2009, including a net loss of $22,388 for the year ended December 31, 2009, including approximately $9,520 of non recurring costs associated with the Hercules Restructuring. We have substantial liquidity requirements related to the repayment of a seller note that comes due on September 30, 2010 and our revolving line of credit, and to earn out payments for past acquisitions. We do not currently expect to generate sufficient cash flow from operations to fund those obligations. As a result, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2009. In light of our losses and liquidity requirements, we have undertaken a series of actions to reduce costs and have explored potential sources of financing and other strategic initiatives. Even with the restructuring of our debt with Hercules on November 20, 2009, and subsequent additional borrowings from Hercules in February and April 2010 we continue to believe that we need to raise additional capital and to further restructure our debt obligations to meet our liquidity needs to more effectively pursue our strategic objectives. Our plans regarding these initiatives are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Going Concern,” and include additional cost control measures and may include additional financing, one or more strategic transactions, and further restructuring our debt. Our continued operations are dependent on our ability to implement those plans successfully. If we fail to do so, we may not be able to continue as a going concern.

Despite our history of losses, the difficult economic climate and other challenges we face, we believe that our core business is positioned to capitalize on the development, proliferation and convergence of enterprise mobility solutions in the marketplace. We have focused our business on large, well-established customers that are leading their respective markets in the application and implementation of mobile solutions to improve their businesses. We believe that our knowledge and experience in combining industry leading proprietary and third-party software creates solutions that address our customers’ critical needs. Because we do not depend on any particular technology or network carrier, we believe that we can provide tailored solutions in a rapidly changing technological landscape. Also, as market conditions continue to evolve, we believe that our solutions are adaptable to customers in any industry and scalable to customers of varying size or technological sophistication.

Business Organization

We manage our business primarily by market verticals, driven by our sales organization. We have two reportable operating segments consisting of our healthcare and commercial or enterprise businesses. The healthcare segment is principally composed of our activities in hospitals and other related healthcare facilities. The commercial segment focuses on all other vertical markets including pharmaceutical, manufacturing, wholesale and retail distribution and service industries. Further information regarding our reportable operating segments may be found in Part II, Item 7 of this Form 10-K under the subheading “Results of Operations” and in Part II, Item 8 of this Form 10-K in Notes to Consolidated Financial Statements at Note T, “Operating Segments”.

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

Healthcare

•                  Healthcare providers are under constant pressure to increase the deployment, productivity and utilization of their EMR systems, while maximizing the safety and efficacy of the care they provide while maintaining the integrity and privacy of information. The use of portable devices in combination with wireless technology allows access to information at the point of care or wherever else the information may be required. RFID technology combined with customized software applications enables real time tracking of patients, medical equipment and devices by the healthcare provider.

Commercial

•                  Distribution logistics relies on analyzing real time information as it relates to product quantities, product movement and location throughout the supply chain. Examples of distribution enterprise mobility solutions provided by us include wireless handheld computers used to scan products upon warehouse arrival and exit and wearable PCs used to permit warehouse operators to perform tasks, such as physical inventory counts, in a hands-free environment.

•                  Manufacturing logistics relies on accessing current information as it relates to materials and parts inventory pipelines to enable just-in-time manufacturing processes. An example of a manufacturing enterprise mobility solutions are wireless devices used to capture information on the warehouse floor and integrate that information into databases of the manufacturer, which facilitates improved financial management, inventory control and tracking of customer orders.

•                  Transportation and field services logistics rely on effectively planning, scheduling and managing goods according to pre-determined delivery expectations. Examples of transportation and field services enterprise mobility solutions include vehicle- mounted systems used to capture and transmit real time information on driver performance, routes taken and hours worked and handheld computers to allow a customer’s employees to receive pick-up and delivery schedules at the beginning and throughout a work shift.

•                  Retail applications rely on accessing information at the point of sale and ensuring automatic replenishment of inventories. In addition, retailers need to accurately produce and capture shelf labels for in-store marketing. Examples of retail enterprise mobility solutions include wireless point of sale devices used by customers to securely complete financial transactions at a single location by a credit or debit card and bar-code scanning devices used to enable employees to quickly and efficiently perform physical inventories.

Our service and product offerings can be sold to a customer separately or together, in each case in a manner tailored to that particular customer. We offer the following services and products: (i) consulting and professional services, (ii) products and software, and (iii) mobile managed services, as described below.

Consulting and Professional Services

Our sales and implementation process takes a consultative approach, rather than the taking and filling of product orders. We work closely with our customers to assess their operations and identify the stress points in their organization where work processes and information management can be improved through the implementation of one of our own or one of our partner’s solutions. Our professionals are experienced in providing strategic planning and guidance in the areas of information technology systems engineering, clinical systems, financial systems, operational systems and software development.

We have established capabilities as a national management and clinical systems consulting company for the healthcare industry, including a trusted reputation as a software and services partner within the SAP® supply chain execution and mobility business(1). Through the recent formation of our SAP® Global Services Group, we aim to bring increased efficiency to SAP® customers in multiple industries, including pharmaceutical, retail, consumer packaged goods, logistics, wholesale distribution, and utilities.

Our professional services and solutions expertise in the healthcare market includes:

•                  EMR system implementation and support;

•                  computerized physician order entry;

•                  healthcare information system selection;

•                  strategic cost management;

•                  supply chain execution design and implementation;

•                  information technology strategic planning;

•                  return on investment analysis;

•                  e-charting; and

•                  workflow design.

Our professional services and solutions expertise in commercial markets includes designing and implementing solutions using SAP® supply chain execution and mobility applications, developing customized software applications, and also designing, developing, and improving wireless networks.

We can provide the following professional services through the project development and deployment process of a complete mobile system implementation or on a discrete individual basis based on the needs of our customers:

•                  Enterprise Assessment and Planning.  We work with our clients to understand their current and future needs for enterprise class mobile computing. By employing a consultative approach to this marketplace, we aim to assist our clients to increase workforce efficiencies through the deployment of either vertical specific “Best in Class” mobility applications or by helping them to implement and deploy customer specific solutions. We assist our clients with all aspects of assessment and planning, from application and device or network selection and procurement through application and technology systems implementation and post-implementation support.

•                  SAP® Supply Chain Execution Services. Our SAP® Global Services Group concentrates on helping our clients to maximize the value of their SAP® investment by implementing SAP’s leading edge supply chain execution components. We have developed world class knowledge and have renowned expertise in helping SAP® clients deploy the following applications:

•                  SAP® Warehouse Management;

•                  SAP® Extended Warehouse Management;

•                  SAP® Transportation Management;

•                  SAP® Console and ITS;

•                  SAP® Mobile Netweaver; and

•                  SAP® Auto ID Infrastructure.

•                  Training/e-Learning.  We offer e-Learning solutions through an extensive library of interactive and dynamic courses. Our e-Learning solutions range from training programs that ready a customer’s employees to use their

(1)   SAP® is the trademark or registered trademark of SAP AG in Germany and in several other countries.

software applications efficiently to courses that educate employees on regulatory and compliance issues. Our training modules customize course materials by capturing a customer’s application screens on their hardware and mapping the training to the customer’s workflow. Unlike traditional classroom training, our e-Learning solutions enable standardized and customized training solutions to be efficiently delivered to large numbers of employees of a customer both on their schedules and directly at the point of access, typically by use of our mobile point of activity or mobile point of care workstations. Training methods include interactive tutorials, on-line knowledge assessments, wide area classroom methods and instruction services. Delivery options include media such as video, CD-ROM, video conferencing, web delivery, audio-desktop conferences, paper-based materials, and stand-up instruction. Whether used for an organization-wide implementation of a new technology or a department-wide procedural review, we believe that our e-Learning solutions address numerous challenges faced by our customers, including:

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

Training modules developed and implemented to date include HIPAA privacy and security training, clinical application training templates (Epic electronic medical records systems, MEDITECH computerized physician order entry and electronic medical record systems, Siemens AG Medication Administration Checker training, McKesson Corporation’s Horizon Expert Documentation clinical documentation training and Medical Information Technology, Inc.’s nursing training) and an assessment and certification module, designed to test, certify, provide feedback, and report on clinical courseware retention. We have several other e-Learning software modules currently under development.

Products and Software

Mobile and Wall-mount Workstations, Tablet Devices and Power Management Systems

In early 2010, we launched our ST7 integrated healthcare mobility solution product suite which includes mobile and wall-mounted workstations, and mobile clinical assistant (MCA) hand-held devices. The ST7 product line is designed specifically to advance EMR implementations and mobilize clinicians at the point of care. Our new ST7 Mobile Workstations are designed to provide hospitals with an end-to-end strategy for EMR implementation and mobilization. The ST7 MCA is a purpose-built mobile computing device based on a platform developed by Intel® to help improve patient care and clinical workflows. Its ruggedized form, completely sanitizable surface and hot-swappable batteries allows the device to be carried on long shifts through a busy medical environment. The ST7 Wall Mount was designed by clinicians to specifically enhance workflow at the point of care. The ST7 Wall Mount creates a secure and convenient area to record patient data and access technology for electronic bedside medication verification.

Our mobile point of care workstations can be customized for hospital medication administration. This automated point of care medication administration system, which operates in conjunction with a hospital pharmacy’s information technology systems, is designed to reduce medication errors and associated complications. Nurses scan the bar-coded medication to confirm the correct dose of medication and the patient’s bar-coded wristband to ensure that the correct patient is receiving the appropriate dose of medication at the right time. We have been selling mobile workstations since 2002, and currently have sold over 66,000 units deployed across the healthcare market. Our point of care product line represented approximately 30% of our total net revenue in 2009.

Our power management systems include our newly launched ST7 LiFe Battery, which was developed through more than a year of research and development provided by our supplier. We believe the ST7 LiFe Battery has redefined the traditional battery design that powers most mobile computer carts in the healthcare industry. As a result of this technological breakthrough, we introduced an innovative lithium iron phosphate power system, which significantly increases the performance of mobile computer workstations that doctors and nurses rely upon to deliver high-quality patient care.

Drawing upon in-depth customer research and clinician feedback, with our business partner, we identified the top features clinicians desired in order to enhance the performance of their mobile computer workstations, including improved battery life, reliability and charge time. Our new ST7 LiFe Battery not only delivers these key features, but also provides a battery system that fully recharges in significantly less time than other power solutions currently in place at hospitals. This dramatic improvement in battery life is made possible as a result of a proven, state-of-the art technology similar to that used in hybrid automobiles.

An additional benefit of the ST7 LiFe Battery is a reduction in downtime of mobile computer workstations, a critical consideration for busy clinicians who struggle to spend as much quality time with patients as possible. The advanced battery technology also provides superior cell protection, eliminating the high temperature safety risks associated with Lithium Ion, Sealed Lead Acid (SLA) and Nickel Metal Hydride batteries.

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

Software

We have dedicated significant resources and capital to developing, acquiring and partnering with leading software firms to deliver a full range of software applications. These software applications are designed to facilitate and integrate tracking and delivery solutions for our customers. We continue to focus on developing our mobility solutions to include robust software applications that have changed our business model to include recurring revenue from software licensing and support service. Our proprietary software applications include the following:

•                  HealthTrax Wireless Tracking Software.  HealthTrax Wireless Tracking software is designed to help hospitals identify the location of hospital assets and patients. The HealthTrax solution includes RFID tags that are compatible with all hospital wireless network infrastructures and provide real time asset and patient monitoring information designed to increase productivity and patient safety. Some of our specific solutions include:

•                  Patient location tracking.  Patient location tracking software is designed to enable hospitals to accurately track the location of patients to improve patient care and reduce medical errors. This software can also be used to collect data regarding hospital operations such as the length of patient stays in a hospital’s waiting room.

•                  Equipment position tracking.  Equipment position tracking software allows hospital personnel to locate equipment and track its current status (in use or available), which supports effective clinical workflow by helping to ensure that the right people and equipment are in the right place at the right time.

•                  Procedure tracking.  Procedure tracking software is designed to enable a hospital to track and archive a patient’s medical stay while alerting hospital personnel to potentially dangerous situations.

•                  Patient security.  HealthTrax software can enable a hospital to increase its security by allowing personnel to track and manage the identity of infants and other patients.

•                  MRS-Web. We provide strategic cost management and productivity consulting services to hospitals across North America. Through the use of our proprietary On-Demand Executive Information System (MRS-Web) we license our software which provides all levels of hospital management with an on-demand tool for continuous monitoring of cost management performance metrics, including specific operational targets.

•                  Mobile Device Controller (MDC).  Our mobile product solution suite is tailored specifically for users of SAP® software and is also adaptable to other back-end systems. This series allows us to provide our clients with access to business critical applications from mobile workstations.

•                  Rapid development software.  Our Windows-based development environment includes routines, collection of development tools and built-in mobile data interchange tools for rapidly creating and testing mobile applications for mobile devices. Our design of these applications allows us to create robust business applications.

Through the use of these software applications, our mobile field sales application manages our customer’s mobile sales force from headquarters to the field. We allow the customer to track activity by purchase order, customer name, salesperson, product or date in real time. Our mobile point of delivery solution allows our customer to manage everything involved in delivering goods and services to their customers.

•                  Customer Care Portal (CCP).  Our Customer Care Portal is an asset tracking and management solution that provides visibility into the lifecycle of our customer’s mobility solution using the Internet and a browser. Based on the Microsoft SharePoint portal server platform, the CCP seamlessly integrates into our help desk and delivers our customers with access to information technology asset information, support tickets, relevant documentation, and a custom-specific knowledge base.

We believe that the CCP provides a secure, easy to use method of accessing real-time service information such as technical support calls, repair history and maintenance, all maintained by our professional services staff. Asset management allows customers to sort and find equipment by item number, item type, serial number, location, and status. With one click, the icon next to each asset opens up to enable review of the equipment properties. The CCP can find where a device is installed, when it was installed and with what configuration parameters. Additionally, the system can track the complete history of every device, including repairs and installation history, and is at the core of our mobile managed services delivery model.

Mobile Managed Services

We believe that the key differences between the functional capabilities of personal computers (PC) and mobile devices are steadily eroding. Increasingly, mobile PCs (notebook and tablet PCs) and mobile devices (smart phones and PDAs) are used as complementary tools to access the same business application in similar ways. As the trend toward device consolidation continues, we believe that the market for mobile service providers remains highly-fragmented with no one provider capturing more than a 10% market share worldwide. We further believe that IBM Global services is a market leader for managed and professional network services (which includes their mobility offering), as is EDS. However, the overall mobility market is served by a wide variety of technology providers, consulting organizations and mobility specialists. The types of mobility solutions these companies offer vary greatly, ranging from general, managed network services offerings to highly-specialized, mobility offerings tailored to specific vertical markets and business process applications.

Our mobile managed services are designed to provide our customers with external asset management and system monitoring and support that enable their mobile technology to operate without interruption and at peak performance levels. We offer mobile managed services to our customers through a dedicated in-house support staff that can monitor and maintain as much of a customer’s information technology systems as the customer desires. We take a proactive approach to identifying and solving problems within a customer’s wireless network systems, which we believe is an attractive alternative to the typical reactive approach to information technology support.

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

•                  Asset Management.  Our asset management system helps our customers manage their wireless inventory. We maintain a database of all of the customer’s installed equipment, including hardware and software configurations, monitor contract and licensing compliance and consolidate all cost information into a single database for a complete view of a customer’s wireless assets. We also offer a replacement program for wireless devices that reduces the downtime of wireless assets. We offer extended warranty and service programs on our mobile workstations and batteries.

•                  Customer Care Portal.  Through our Customer Care Portal, as described above, we are able to provide customers with access to the asset management database and also provide access to technical support information and configuration and installation resources.

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

Our direct sales force is primarily geographically based to support a regional strategy focused on one-to-one selling. In addition, many of our sales representatives specialize in a particular industry or industries, which we believe makes them more effective in understanding the needs of our customers and ultimately generating more sales. Over the past year we replaced a majority of our field sales force, with a focus on hiring experienced solutions sales representatives. We currently employ 34 direct sales representatives located across the United States, including our inside sales staff. In general, new sales representatives take approximately six to nine months to generate leads, initiate contacts and become integrated into the purchasing cycle of our customers.

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

Customers

We have delivered enterprise mobility solutions to over 2,200 customers in North America, including over 1,400 hospitals and 800 commercial enterprises since we began operations in 2001. As a percentage of total net revenue, our five largest customers accounted for, in the aggregate, approximately 38%, 38%, and 34% of our net revenues for the years ended December 31, 2009, 2008 and 2007, respectively. During 2009, 2008 and 2007, we had one, one, and two customers, respectively, that individually comprised 10% or more of revenue. Management does not believe that the loss of any single customer will have a material adverse effect on our business or results of operations.

We generated net revenues from customers located in the United States of $86,566, $100,216, and $75,474 in the years ended December 31, 2009, 2008 and 2007, respectively. We generated net revenues from customers located outside of the United States of $350, $500, and $3,300 in the years ended December 31, 2009, 2008, and 2007, respectively.

Past Strategic Acquisitions

Acquisition of Assets of Delta Health Systems, Inc.

In May 2008, we acquired substantially all of the assets of Delta Health Systems, Inc., or Delta. The assets acquired related to Delta’s business of providing strategic cost management consulting services and web-based management data collection and work-flow analytics to the healthcare industry. This acquisition has enabled us to combine our existing solutions with higher margin professional services. We believe the Delta acquisition has allowed us to reach further into our healthcare customer organizations to bring critical workflow and human resource utilization efficiencies that support our mobile solutions. During 2008 and 2009, we began to realize economies of scale through selling combined solutions to mutual clients of Delta.

The purchase price was $1,673, which consisted of $1,465 in cash and $208 in acquisition costs. We also entered into an earn-out agreement pursuant to which Delta was eligible to earn additional consideration in the subsequent two-year period (each year, an Earn-out Period) after the closing of the transaction. In connection with the Hercules Restructuring that closed on November 20, 2009, we restructured our earn-out obligations to Delta. In lieu of the $430 payment that Delta earned for the first Earn-out Period, Delta is participating in a commission plan under which it will receive a monthly commission of 11.5% of the collected revenue from Delta’s business that we generate during the applicable month. No changes were made to the payment Delta can earn for the Second Earn-out Period, which is up to $500 upon achievement of gross revenue targets described in the Earn-out Agreement. At the end of the two year period, if Delta has not already earned the $1,000 of additional consideration in respect of each of the two Earn-out Periods, Delta may earn an amount equal to the $1,000 of additional consideration less any amounts previously paid in respect of the two Earn-out Periods upon the achievement of certain cumulative financial milestones during the two-year earn-out period.

Acquisition of Assets of Aware Interweave, Inc.

In May 2008, we acquired substantially all of the assets of Aware Interweave, Inc., or Aware. The assets acquired related to Aware’s business of providing mobile software solutions to a variety of customers including federal government agencies, Fortune 1000 companies and healthcare and life science organizations. The acquisition was part of our strategic plan to add intellectual property and higher-margin services and application software licensing, while allowing us to provide our customers with access to new solutions. The acquisition of Aware has allowed us the opportunity to enable users of SAP® software and applications to significantly improve their visibility, response time, and revenues by providing access to business-critical applications without being tied to the office or desktop computer. Through our acquisition of Aware, we have gained a mobile product solution suite that it developed, the Co-Pilot series, which is tailored specifically for users of SAP® software, and also adaptable to other back-end systems.

The purchase price was $2,479, which consisted of 20,000 shares of our common stock, valued at $1,030, cash net of cash acquired of $1,318, and $131 of acquisition costs. The issuance of the shares of common stock was unregistered and the shares are initially subject to a two-year lockup.

Acquisition of Healthcare Informatics Associates, Inc.

On September 30, 2007, we acquired substantially all of the assets of Healthcare Informatics Associates, Inc., or HIA, including all of HIA’s cash and cash equivalents and certain bank accounts, accounts receivable, the rights to existing relationships with customers, vendors and partners. All of the employees of HIA were transitioned to us. The employees are a team of senior healthcare informatics consultants who are also certified healthcare practitioners, and include registered nurses, pharmacists, ancillary clinicians, physician assistants, revenue cycle personnel, administrative systems personnel, technical interface/report writing personnel, clinical transformation specialists, engineers specializing in return on investment, benefits realization, and work redesign and certified project managers. The acquisition of HIA has allowed us to expand the products and services we offer to hospitals and other healthcare providers. The consideration paid for the acquired assets was composed of cash, shares of our common stock, a convertible promissory note and additional contingent consideration under an earn out agreement, each as discussed in more detail below. We believe that the acquisition of HIA and its combination of IT and clinical experience has enabled us to expand the strategic value of our current and future customer relationships.

The cash purchase price payable at closing was $5,500 (subject to a post-closing working capital adjustment) of which $900 was placed into escrow to fund a portion of certain employee retention payments to be made to HIA’s employees over a three-year period after the closing. In addition, $1,557 from HIA’s cash account was deposited into an escrow account to be used to fund any working capital adjustment payable to the Company, all of which was subsequently released back to HIA in January 2008. We also deposited approximately $83 into escrow representing certain outstanding customer invoices due to HIA. We have collected the amounts due under those invoices so we released an equivalent amount to HIA from the escrow in January 2008.

In addition to the cash consideration described above, the purchase price for the assets of HIA included 30,219 unregistered shares of our common stock and a $3,500 convertible subordinated promissory note issued by our wholly-owned subsidiary, InfoLogix Systems Corporation. The note bears interest at a rate of 9% per annum, compounding annually until the principal amount is paid in full. The principal amount of the note and all accrued interest are payable in full on September 30, 2010. The outstanding unpaid principal amount of the note is convertible at the option of HIA into unregistered shares of our common stock at a conversion price of $137.50 per share. We may also require HIA to convert all or any portion of the outstanding unpaid principal of the note into our unregistered common stock at a conversion price of $137.50 per share if the closing bid price of our common stock for at least 45 consecutive trading days equals or exceeds $200.00 per share. Any accrued but unpaid interest on the note at the time of any conversion will be paid, at our option, either in cash or in additional shares of our common stock at a conversion price of $137.50 per share. HIA may also, at its option, declare the note payable in full upon the occurrence of a change of control (as defined in the note) of InfoLogix Systems. The note also contains customary events of default that would allow HIA to accelerate the amounts payable under the note, including any default on our senior debt. The note is subject to a subordination agreement with Hercules Technology Growth Capital, Inc., our senior lender. The note also grants HIA the right to require us to redeem a portion of the unpaid and outstanding principal of the note if we engage in an offering of our equity securities, the primary purpose of which is to raise capital.

In addition, we entered into an earn-out agreement pursuant to which HIA is eligible to earn additional consideration in respect of the two years after the closing of the acquisition. In August 2008, we entered into an amendment to the earn-out agreement that extended the first earn-out period from twelve months to fifteen months ending December 31, 2008, and amended certain financial calculations used to determine our earn-out liability. Based on satisfaction of certain financial milestones described in the earn-out agreement, we have recorded an adjustment of approximately $1,958 to the purchase price as an increase to goodwill, which reflects the amount that HIA earned under the earn-out for the first year following closing and is also the maximum amount HIA could have earned. We have not yet made any payment in connection with this earn-out obligation, and are currently in discussions with HIA regarding this payment. Please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion regarding payment of the HIA earn-out.

Patents and Proprietary Technology

We file patent applications to protect technology, innovations and improvements that we consider important to the development of our business. Throughout our history, we have proactively invested in and acquired intellectual property assets. We continue to partner and invest to develop, capture and deliver unique, high-quality, differentiated and cost-effective mobile workforce technology solutions for our customers. We have 23 issued patents in the U.S. and 13 in other countries related to wearable computers and surrounding RFID technology that manages proper medication delivery and administration. We have 5 patent applications pending with the U.S. Patent and Trademark Office and 6 in other countries, likewise related to medication delivery and administration and aspects of wearable computing devices. Our patents and patent applications are owned through our wholly-owned subsidiaries OPT Acquisition, LLC, Embedded Technologies, LLC and InfoLogix—DDMS, Inc.

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

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our employees, consultants, customers, business partners, and other third parties. As a condition of employment, we require that all full-time and part-time employees enter into an invention assignment and non-disclosure agreement.

We intend to continue to maintain and where possible to broaden our intellectual property portfolio, which we consider critical to our future product development and an important source of potential value. In the past, we have acquired intellectual property through selective business acquisitions, and we might do so again in the future, as well as develop our own proprietary solutions. If we are unable to protect our patents and proprietary rights, our reputation and competitiveness in the marketplace could be materially damaged.

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

We sell and support mobile point of care workstations with over 60,000 of our units currently in use in the U.S. healthcare market. In this business, we compete with a variety of companies, including furniture and fixture distributors and several nationally known mobile cart manufacturers and distributors. We believe that the larger competitors include Stinger Medical (in business for over ten years and the first company to provide mobile carts to the healthcare industry), Flo Healthcare (the holder of several patents on mobile computing and now owned by Emerson Storage Solutions), Ergotron, Rioux Vision (now owned by Omnicell), Rubbermaid, Lionville (also owned by Emerson Storage Solutions), Howard Computer, Artomick, EnovateIT and JACO.

In the healthcare market, we also compete with device manufacturers, service providers and software platform companies that offer unique, specialty use products. For example, Motion Computing, Research In Motion (BlackBerry), Palm and Dictaphone compete for market share in the sales of devices to physicians and other providers, Microsoft and Intel are positioning for wireless IP platform adoption, while companies like MedQuist and Scribe vie for customers of specialty use software applications and services. While we maintain our focus on enterprise mobility solutions, we will encounter these companies in the marketplace while competing for a portion of the work-flow and voice-over-IP solution sets.

We encounter the very large consulting firms such as IBM Global Services, CTG (Computer Task Group), Accenture, Deloitte Consulting, EDS, Computer Sciences Corporation/First Consulting Group, and Affiliated Computer Services in both our commercial and healthcare groups. Many of these national and international consulting firms focus on design and architecture of wireless networks, and work-flow or process improvement. We believe there are also many small, local and regional consulting firms offering services similar to the larger firms, as well as site-surveys, infrastructure support and information technology outsourcing. Each of these participants will continue to compete with us for our core services around enterprise mobility solutions and mobile managed services.

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

We also compete with a smaller group of companies that are more solutions oriented, but operate in the sectors in which we operate, including healthcare, transportation, manufacturing, distribution and retail. These companies include DecisionPoint, Inc., Stratix Corporation, Enterprise Mobile, SOTI, Inc. Wavelink Corporation, Ennovative, Inc., ID Systems, and OAT Systems (a recognized RFID framework owned by Checkpoint Systems, Inc.). This group of companies competes for business that delivers RFID software and solutions. Solution sets include data and content management, materials management, e-commerce, e-Learning, custom application and web interface development, and infrastructure management.

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

Product Development

To ensure our ability to identify and develop new technologies and applications for our mobile workforce solution platforms, InfoLogix starts with a structured approach to product development. We conduct intensive research to identify opportunities or needs that are not currently met, we establish a framework for a solution that we expect will fill those needs and use this framework to design the system. Once a system reaches the prototype stage, it is carefully reviewed for adherence to requirements, and then thoroughly tested for quality assurance. We believe this structured approach is comprehensive and flexible and allows us to produce high quality and customer-focused solutions while effectively using our resources to drive future growth for our business.

Solution Delivery and Manufacturing

We partner with advanced technology providers, and we aim to add value through customization and service to deliver a comprehensive solution to our customer base. We undertake a diligent partner review, product/service testing, and contract administration processes to validate the quality of both the vendor and its offering, and when satisfied, we enter into long-term engagements to ensure continued delivery of product according to our strict quality standards. We engage third parties to produce our mobile point of care and point of activity workstations, form factor and tablet computers, and wireless kiosk products. We also have a long-term contract for the design and manufacturing of our mobility products and power management systems for which we co-own certain elements of the technology. Most of the manufactured products are shipped directly from the manufacturing facility to our customer site. Our employees provide on-site customized assembly and installation, upon request of our customers.

Employees

As of March 31, 2010, we had 168 full-time employees of which 34 were in sales and marketing, 97 were in professional consulting services and e-Learning, 12 were in software engineering, quality assurance, and field services, 15 were in operations and customer support, and 10 were in finance, executive and administrative capacities. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

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

Risks Relating to Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern. We may need additional liquidity and capital resources to achieve our goals.

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern,” we have incurred significant losses from 2006 through 2009, including a net loss of $22,388 for the year ended December 31, 2009. As of December 31, 2009, we had cash and cash equivalents of $1,018, total liabilities of $36,069 and an accumulated stockholders’ deficit of $2,544. We have substantial near-term liquidity requirements related to the repayment of a seller note that comes due on September 30, 2010 and our revolving line of credit under our Amended Loan Agreement with Hercules, and to earn out payment obligations from past acquisitions. We do not currently expect to generate sufficient cash flow from operations to fund those obligations. Based on our history of losses and substantial near-term liquidity requirements, our independent registered public accounting firm included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2009. The presence of this explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it more challenging for us to raise additional financing or refinance our existing indebtedness.

In light of our losses and liquidity requirements, we have undertaken a series of actions to reduce costs and have explored potential sources of financing and other strategic initiatives. Even with the restructuring of our debt with Hercules on November 20, 2009 and subsequent additional borrowings from Hercules in February and April 2010, we continue to believe that we need to raise additional capital and to further restructure our debt obligations to meet our liquidity needs and to more effectively pursue our strategic objectives. Future initiatives include additional cost control measures and may include additional financing and further restructuring of our debt.  Our continued operations are dependent on our ability to implement these plans successfully. If we are unable to do so, we may be unable to continue as a going concern.

Risks Relating to our Indebtedness

We will need additional financing to fund our operations and finance our growth; we may be unable to obtain financing on terms acceptable to us.

We will be required to raise additional capital through either equity or debt financing to fund our operations, including any operating losses, and to implement our current or future strategies, including strategic acquisitions. Factors that could increase our need to seek additional financing include decreased demand and market acceptance for our products and services, the inability to successfully develop new products and services, competitive pressures resulting in lower pricing, new products and services offered by our competitors, and acquisition opportunities. In addition, if our obligations under existing indebtedness are accelerated or when our existing credit facilities expire, we would likely need to obtain replacement debt financing. The capital and credit markets in the United States continue to experience extreme volatility and disruptions, and the current turmoil affecting the financial markets and the banking system, as well as the possibility that financial institutions may consolidate or go out of business, have resulted in a tightening in the credit markets and a low level of liquidity in many financial markets. These developments have made financing terms materially less attractive and, in some cases, made financing unavailable. As a result, we may be unable to obtain any financing, including both new and replacement financing, that we might require to operate our business. In particular, in this environment, it will be extremely difficult to obtain additional debt financing or to refinance or replace our existing indebtedness.

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

We are currently in default under the terms of our Amended Loan Agreement and there can be no assurance that we can cure the default.

Our Amended Loan Agreement provides us with a $12,000 line of credit, three term loans with an aggregate principal amount of $11,850, and an equipment loan with availability of up to $3,000. The term loans include a $5,500, 48-month amortizing loan, a $5,000 convertible note due on November 1, 2014, and a $1,350 convertible note due on April 1, 2013. The Amended Loan Agreement contains restrictions and covenants and requires us to maintain specified financial ratios and tests. For example, the Amended Loan Agreement restricts our ability, among other things, to incur additional indebtedness, to acquire other companies or the assets of other companies and to pay dividends without the lender’s consent. If we fail to meet or satisfy any of the restrictions, covenants, financial ratios or financial tests, we would be in default under the Amended Loan Agreement. The loans are secured by all of our assets. We are also required by our lender to maintain a minimum cash balance of $1,000. An event of default under the loan agreement would give the lender the right to declare all amounts outstanding under the credit facility due and payable and enforce its rights to foreclose on the collateral securing the loans.

As of February 5, 2010, there was an event of default existing under the Amended Loan Agreement because our advances under the revolving line of credit portion of our credit facility exceeded our available borrowing base. On February 10, 2010, Hercules sent us a letter serving as a notice of event of default and reservation of rights. As a result of this violation and other financial covenant defaults that are continuing, Hercules is charging us default rate interest on all of our outstanding obligations under the Amended Loan Agreement, which rate is equal to the regular interest rate plus 3%. Hercules has the option to require payment of default rate interest in cash, in kind or in shares of common stock. Hercules has not accelerated our obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies under the Amended Loan Agreement. We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations.

The covenants in our credit facility may restrict our operations, which could inhibit our ability to execute our growth strategy and have a negative effect on our results of operations.

Even without payment acceleration, the restrictions contained in the loan agreement could inhibit our ability to obtain financing and engage in other business activities that are important to our business and growth strategies, which could inhibit our ability to operate our business and increase our revenues and profitability.

Our indebtedness could adversely impact our financial condition.

On December 31, 2009, as a result of our Amended Loan Agreement, we had approximately $22,640 of total indebtedness outstanding, including short-term debt and approximately $7,559 under our credit facility. We may increase the amount of our indebtedness in the future, which could have an important impact on our stockholders. An increase in our indebtedness could:

•                  cause us to violate certain provisions contained in our Amended Loan Agreement;

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

Risks Related to our Controlled Company /Status

Interests of our controlling stockholder may conflict with the interest of our other stockholders.

Our majority stockholder, HTI, a wholly owned subsidiary of our senior lender Hercules, owns approximately 40% of our outstanding common stock on a fully diluted basis and shares having approximately 72% of our total voting power. HTI may have interests that differ from our other stockholders’ interests, and it may vote in a way adverse to these interests.  Additionally, as more fully discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments,” HTI has and will continue to have control over the outcome of certain matters requiring stockholder approval, including the power to, among other things, elect members of our board of directors, amend our certificate of incorporation or by-laws and approve extraordinary transactions, including mergers, acquisitions or dispositions of all or substantially all of our assets.

HTI may also prevent or cause a change of control, delay a change of control, or cause a change of control to occur at a time when it is not favored by other stockholders. This could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and may adversely affect the market price of our common stock. HTI’s ability to employ anti-takeover measures is strengthened due to the security ownership of its parent, Hercules, which owns securities convertible into approximately 37% of our outstanding common stock on a fully diluted basis.  See also the risk factor “Provisions in our organizational documents and under Delaware law, as well as governance rights and security ownership of HTI and Hercules, may delay or prevent attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.”

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

Under the terms of a debt conversion agreement between us and HTI, HTI has the contractual right to nominate three of the seven voting members of our Board of Directors. Our Board of Directors appoints the members of our senior management. As a result, HTI has significant influence over the appointment of the members of our senior management and may be able to prevent any changes in senior management that other stockholders, or that other members of our Board of Directors, may deem advisable.  Due to the significant influence of HTI on our Board of Directors, HTI has the power to influence all decisions of the Board of Directors, including whether to approve extraordinary transactions, mergers, acquisitions or dispositions of all or substantially all of our assets.

Our stockholders do not have the same protections available to other stockholders of NASDAQ-listed companies because we are currently a “controlled company” within the meaning of NASDAQ Listing Rules.

Our majority stockholder, HTI, currently controls a majority of our outstanding common stock.  As a result, we are a “controlled company” within the meaning of the rules governing companies with stock quoted on The NASDAQ Capital Market.  As a controlled company, we qualify for, and may and intend to rely upon, exemptions from several corporate governance requirements, including requirements that:

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

Additionally, HTI has the right to have its nominees represented on our Compensation and Nominating and Corporate Governance Committees. Accordingly, our stockholders will not be afforded the same protections as stockholders of other NASDAQ-listed companies for so long as HTI owns a majority of our outstanding common stock.

Risks Relating to our Business and Industry

We have incurred losses in the past and our ability to operate profitably in the future is uncertain.

For the years ended December 31, 2009 and 2008, we generated net revenues of $86,916 and $100,700, respectively and incurred net losses of $22,388 and $13,184, respectively. We have incurred net losses in each of the last four full fiscal years, and we may incur additional losses in the future. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our business and revenues grow more slowly than we anticipate, our operating expenses exceed our expectations, we are unable to sell our products and services at acceptable prices relative to our costs, or we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

Achieving profitability may be affected by the continued downturn in economic, business or industry conditions.

In weak economic, business or industry conditions, customers or potential customers could reduce or delay their technology investments. Reduced or delayed technology investments could decrease our sales and profitability.  In such an environment, our customers may experience financial difficulty, cease operations or fail to budget or reduce budgets for the purchase of our products and professional services. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it likely that the purchasing requirements of our customers and the markets we serve will decline. There are many other factors that could affect our revenues and profitability, including:

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

In particular, we serve the healthcare and commercial industries, which continue to experience significant challenges, primarily due to macroeconomic conditions that have resulted in a decreased demand for their products and services.  Some of our customers are facing constraints on their information technology budgets and are seeking more flexibility in the timing of their purchases from us. As a result of the continuing macroeconomic downturn, some of our customers may face financial challenges going forward. It is unclear when the general economic climate will improve and when our customers may benefit from improved conditions. These factors could adversely affect our business, profitability and financial condition and diminish our ability to achieve our strategic objectives.

Achieving profitability and managing our growth are necessary to achieve our strategic objectives.

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

In addition, the implementation of our strategic initiatives to reduce costs and achieve profitability may have the unintended effect of placing a significant burden on our management and our operational and financial resources. If we fail to successfully implement these initiatives, or encounter unexpected difficulties in that process, our business and results of operations could be adversely affected.

Also, to manage any future growth of our business, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting and operational systems and procedures. If we do not effectively manage our growth and cost structure, we may not be able to meet our strategic objectives.

We may engage in acquisitions that could disrupt our business, could be difficult to integrate with our existing operations, cause dilution to our stockholders and harm our business, operating results and financial condition, and we may be unable to find suitable acquisition candidates consistent with our strategic objectives.

In the past, as part of our acquisition strategy, we acquired the businesses and certain assets of DDMS Holdings, LLC, AMTSystems, Inc., Healthcare Informatics Associates, Inc., Delta Health Systems, Inc. and Aware Interweave, Inc. during 2007 and 2008. Though we did not complete any business acquisitions in 2009 and acquisitions are not a primary focus of our current strategy, past and potential future acquisitions of other companies or businesses may present us with growth opportunities, but also involve numerous risks, including:

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

•                  potential loss of key employees, particularly those of the acquired business; and

•                  continuing obligations to fund earn-out payments or to repay acquisition financing.

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

For future acquisitions, we may not be able to find suitable acquisition candidates, we may not be able to complete acquisitions on favorable terms, if at all, and we may not be able to finance acquisitions on favorable terms, if at all. Though we have no current plans for acquisitions, if we do complete acquisitions, we may not maintain or may weaken our competitive position or may not achieve our goals, or may be viewed negatively by customers, financial commentators or investors. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition.  Future acquisitions may reduce our cash available for operations, debt service and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

We depend on our existing senior management team and on recruiting and retaining additional senior managers in order to be successful, and the loss of or failure to recruit key executives could materially and adversely affect our business.

Our current and future performance depends, in significant part, upon retaining our existing senior management team, whose knowledge, leadership and technical abilities would be difficult to replace and recruiting and retaining qualified senior managers. Our success also depends in part upon the ability of our executives to work effectively together and with the rest of our employees to continue to develop our technologies and services and to manage the operation and potential growth of our business. We also must continue to develop and retain a strong core group of senior executives in order to realize our goal of growing our business and achieving profitability. We may be unsuccessful in our efforts. The unplanned loss of the services of one or more of our executives could have an adverse effect on our business and profitability.

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

Our industry is highly competitive and influenced by many factors, including the following:

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

•                  competition from companies with stronger brand recognition and greater financial resources;

•                  entrance of new competitors;

•                  customer budget pressure on information technology spending; and

•                  price competition.

If we do not keep pace with product and technology advances, our products and services could be rendered obsolete, which would have a material adverse effect on our competitive position, revenues and prospects for growth.  There is also likely to be continued pricing pressure resulting from the economic downturn or as competitors attempt to maintain or increase market share.

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

Our future success depends on our ability to develop and introduce new products, services and technology enhancements that achieve sufficient market acceptance. If we are unable to develop and introduce new products and services that respond to emerging technological trends and customers’ critical needs, our profitability and market share will suffer.  The process of developing new technology and related services is complex and uncertain, and if we fail to accurately predict customers’ changing needs or emerging technological trends, our business could be harmed. We must commit resources to developing new products before knowing whether our investments will result in products the market will accept. We may also have difficulty obtaining the capital resources necessary to develop and introduce new products. We may encounter delays in manufacturing, producing and deploying new or improved products or offering new or improved services. Our new products and services may not be commercially successful. If we expend a significant amount of resources and our efforts do not lead to the successful introduction of new or improved products or services, there could be a material adverse effect on our business, profitability, financial condition and market share.

Demand for existing products may decrease following the announcement of new or improved products. Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of our products, even if newly introduced, until new or improved versions of those products are available. If customer orders decrease or are delayed during a product transition, we may experience a decline in revenue. Our profitability might decrease if customers, who may otherwise choose to purchase existing products, instead choose to purchase lower priced models of new products. Delays or deficiencies in the development, manufacturing, and delivery of, or demand for, our new or improved products would adversely affect our business and profitability.

If we are unsuccessful in expanding our professional services, we may fail to achieve our objectives.

We have been expanding our professional services and enhancing our technical knowledge to broaden our service offerings and to transition our business to focus on higher margin software applications, consulting and other professional services and away from the sale of hardware and related warranties. To do so, we have been increasing our in-house talent pool and introducing new products for support and professional services, including through acquisitions of businesses that we believe complement our existing services. We look to leverage new employees that are skilled in our business to reduce our dependence on outside assistance. Our initiatives will include reducing dependence on outside service providers, determining specific methodologies and processes for meeting customer needs, conducting in-house training sessions, and leveraging business partnerships to increase professional services opportunities. These initiatives have required, and will continue to require, significant investment by us, including expenses relating to the recruiting and training of these new employees.  There is no assurance that we will have adequate resources to continue to implement these initiatives or that they will improve the sales and profitability of our professional services.

Any failure in our ability to offer high-quality support and other services could have a material adverse effect on our sales and results of operations.

Once our products are integrated within our customers’ hardware and software systems, our customers may depend on our support organization to manage those systems and resolve any issues that may arise. A high level of support is critical for the successful marketing and sale of our solutions. If we do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell our solutions to existing customers could be adversely affected, and our reputation with potential customers could be harmed. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure to maintain high-quality support and services, or to adequately assist our key relationships in providing high-quality support and services, could result in customers choosing to use our competitors’ products and services instead of ours.

We rely on information technology and could be adversely affected if we are unable to maintain and upgrade our technology to remain competitive.

We have invested in sophisticated technologies and information systems to allow us to provide customized solutions to our customers’ needs.  We anticipate that it will be necessary to select, invest in and upgrade our technology and systems to maintain our competitiveness.  In the event of substantial improvements in technologies and equipment, we may be required to invest in new systems and equipment and to hire and retain qualified persons to implement and maintain them.  There can be no guarantee that we will be able to maintain and upgrade the technology and systems necessary for our business to remain competitive, and any disruption to or infiltration of our information technology systems could significantly harm our business and profitability.

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

We file patent applications to protect technology, innovations and improvements that we consider important to the development of our business. Throughout our history, we have invested in and acquired intellectual property assets. We continue to partner and invest to develop, capture and deliver unique, high-quality, differentiated and cost-effective mobile workforce technology solutions for our customers. We have 23 issued patents in the U.S. and 13 in other countries related to wearable computers and surrounding RFID technology that manages proper medication delivery and administration. We have 5 patent applications pending with the U.S. Patent and Trademark Office and 6 in other countries, likewise related to medication delivery and administration and aspects of wearable computing devices.

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

Our competitors may independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete and to receive licensing revenues could be significantly impaired. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and we may be unsuccessful in any such action. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Furthermore, the laws of certain countries in which our products are or may be licensed do not protect our proprietary rights to the same extent as the laws of the U.S.

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

Our products are subject to regulation by federal, state and local agencies in the U.S. and agencies in certain foreign countries where our products are manufactured or sold. There can be no assurance that we will be able to maintain compliance with these regulations, particularly if they were to change. Regulatory changes may require us to make modifications to certain of our products so that we can continue to manufacture and market our products, which could result in unanticipated costs and delays.  Our failure to comply with these regulations, or delays resulting from modifications could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Relating to our Common Stock

Our stock may be subject to delisting from The NASDAQ Capital Market if the closing bid price for our common stock is not maintained at $1.00 per share or higher.

Our common stock is listed on The NASDAQ Capital Market, which imposes, among other requirements, a minimum bid requirement. The price of our common stock must trade at or above $1.00 to comply with the minimum bid requirement for continued listing. On September 16, 2009, we received a deficiency letter from the NASDAQ Stock Market stating that we no longer met the minimum $1.00 per share requirement. We had a grace period of 180 calendar days, or until March 15, 2010, to regain compliance, which would occur if the bid price of our stock closed at $1.00 per share or more for a minimum of 10 consecutive business days. On January 5, 2010, we amended our certificate of incorporation to effect a one-for-twenty-five reverse stock split of our issued and outstanding shares of common stock in an attempt to increase the trading price of our common stock and to regain compliance with the minimum bid price rule and avoid delisting of our stock. The reverse stock split was reflected on The NASDAQ Capital Market at the opening of trading on January 6, 2010. Since that date, the closing price of our common stock has ranged from a low of $1.67 to a high of $8.55. As such, on January 21, 2010, we received a notice from NASDAQ that we have regained compliance with the minimum bid price requirement and the matter is now closed. There is no guarantee that the market price of our common stock will continue to trade above $1.00 or that we will continue to comply with the minimum bid requirement. If we fail to maintain compliance with the continued listing standards, a delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

Our stock may be delisted from The NASDAQ Capital Market if we do not maintain certain levels of stockholders’ equity, market value of listed securities, or net income from continuing operations.

Our common stock is listed on The NASDAQ Capital Market, which imposes, among other requirements, a requirement that a listed company maintain either a minimum of $2,500 in stockholders’ equity, a minimum of $35,000 of market value of listed securities, or a net income from continuing operations of at least $500 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. On August 19, 2009, we received a letter from NASDAQ, notifying us that we were not in compliance with these requirements. On October 30, 2009, we received notice that NASDAQ granted our request for an extension to regain compliance with these requirements. We had until November 20, 2009 to regain such compliance. On November 25, 2009, we received notice from NASDAQ that we have regained compliance with the $2,500 stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. NASDAQ, however, will continue to monitor our ongoing compliance with the stockholders’ equity requirement and, because our stockholders’ deficiency of $2,544 at December 31, 2009 does not evidence compliance with that requirement, we may be subject to delisting.  Any such delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

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

•                  sales of common stock by our directors and executive officers or HTI or Hercules; and

•                  continuing uncertainty and adverse developments in the overall stock market.

If a substantial number of our shares of common stock become available for sale and are sold in a short period of time, the market price of our shares of common stock could decline.

We have filed a registration statement on Form S-3 with the SEC and it is anticipated that prior to the effective date of this registration statement, we will have approximately 1,030,354 million shares of common stock that were available to be publicly traded. The registration statement on Form S-3 that we have filed covers the resale by the selling stockholder of up to 3,364,738 shares of our common stock. Although our common stock is listed on The NASDAQ Capital Market, it does not generally have a high average trading volume. For example, since we became listed on NASDAQ in September 2007, our average daily trading volume has been approximately 16,682.  Our low trading volume may cause the price of our common stock to be volatile. The last reported sale price of our common stock on NASDAQ on April 13, 2010 was $5.34.

If HTI sells substantial amounts of our shares of common stock, the market price of our shares of common stock could decrease significantly. The perception in the public market that HTI might sell our shares of common stock could also depress our market price. The number of shares of common stock that will be available to be publicly traded after the effective date of the registration statement on Form S-3 will increase by approximately 327%. Furthermore, we are obligated to file a registration statement on Form S-3 with the SEC prior to May 31, 2010.

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

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of our Board of Directors after taking into account various factors, including, but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Our Amended Loan Agreement with Hercules currently restricts our ability to pay dividends on our common stock. Accordingly, our stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to make a positive return on their investment.

Due to a material weakness in our internal controls over financial reporting were determined not to be effective for the fiscal year ended December 31, 2009.  Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods as a result of existing or newly identified material weaknesses in internal controls.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud.  If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed.  Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control.  Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.  Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.  In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be adversely impacted, we could fail to meet our reporting obligations, and our business and stock price could be adversely affected.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have concluded that, subject to the inherent limitations identified in Item 9A(T) of Part II of this Form 10-K, as of April 15, 2010, our disclosure controls and procedures were not effective due to our independent public accountants’ identification of the existence of a material weakness in our internal control over financial reporting as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect financial statement misstatements on a timely basis.  A deficiency in design exists when a control necessary to meet the control objective is missing, or when an existing control is not properly designed so that even in the control operates as designed, the control objective would not be met.  A deficient in operation exists when a properly designed control does not operate as designed or when the person performing the control does not possess the necessary authority or competence to perform the control effectively.

In connection with the audit on our consolidated financial statements as of and for the year ended December 31, 2009, our independent public accountants, in accordance with the standards of the Public Company Accounting Oversight Board, identified deficiencies in internal control related to our accounting for the Hercules Restructuring.  Specifically, we failed to properly apply the Debt Topic of the FASB Accounting Standards Codification and failed to timely make certain material adjustments required in connection with the Hercules Restructuring, including recording a $5,800 loss on debt extinguishment and a $4,400 increase in additional paid-in capital.  For further discussion of our internal control over financial reporting and our disclosure controls, see Item 9A(T). “—Controls and Procedures” in Part II of this Form 10-K.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We cannot be certain that our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weakness identified.  Our inability to remedy the identified material weakness or any additional deficiencies or material weaknesses that may be identified in the future could, among other things, could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner, and require us to incur additional costs or to divert management resources.

Provisions in our organizational documents and under Delaware law, as well as governance rights and security ownership of HTI and Hercules, may delay or prevent attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

Certain provisions of our certificate of incorporation and by-laws may strengthen our Board of Directors’ position in the event of a hostile takeover attempt. These provisions have the effect of providing stockholders may only remove a director by a majority vote of all shares outstanding and entitled to vote at a special meeting called for that purpose, that stockholders may only call a special meeting by the request, in writing, of stockholders owning individually or together 10%

or more of our entire capital stock outstanding and entitled to vote, and that we may issue preferred stock with such rights, preferences, privileges and limitations as our Board of Directors may establish.

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

Furthermore, HTI’s rights to representation on our Board of Directors, the controlling ownership interest currently held by HTI and the ability of HTI and its parent corporation, Hercules, to further increase their holdings of our common stock could be a significant deterrent to any other person interested in acquiring a controlling interest in us. See the risk factor titled “Our controlling stockholder has the contractual right to nominate three members of our Board of Directors.”

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our headquarters are located in Hatboro, Pennsylvania in approximately 40,000 square feet of leased space. This facility accommodates our executive office, customer support, warehouse, development and shipping operations. On October 8, 2004, we entered into a lease agreement to rent approximately 25,000 square feet. The initial annual base rent under the lease was approximately $167 and increased 2% annually effective on the annual anniversary of the lease commencement date. The initial term of the lease agreement is 85 months, with an option to extend the lease term for up to one additional period of five years. On May 1, 2007, we entered into a sub-lease agreement to rent approximately 15,000 square feet of additional space. The initial annual base rent under the sub-lease was approximately $178, and increased 4% annually effective on the annual anniversary of the sub-lease commencement date. The sub-lease agreement expired on December 29, 2009. We are also responsible for payments of common area operating expenses for the premises under the lease and sub-lease agreement.

On February 17, 2010, we entered into an amendment to the lease agreement with the landlord to rent approximately 40,000 square feet of leased space, which encompasses all of the leased space previous occupied under the original and sub-lease space described above. The annual base rent under the amended lease agreement is approximately $529, with abatement of rental payments for March 1, 2010 through June 30, 2010, and is increased 2.5% annually effective on the annual anniversary of the lease commencement date each year, except the rental rate is reduced to an annualized rental of $13 from July 1, 2011 and October 31, 2011. The term of the amended lease agreement expires January 31, 2017.

The amended lease agreement requires the landlord, at its sole cost and expense, to construct certain improvements within the lease premises beginning on February 1, 2012 and expiring as of May 31, 2012, as agreed upon between the Company and the landlord. However, the landlord may condition the performance of its work (in the form of a cash security deposit or letter of credit) in an amount deemed reasonably sufficient to landlord if our then-current financial statements do not meet or exceed the following two conditions: (i) current ratio of 1.3; and (ii) minimum working capital of $4,000.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2009 annual meeting of stockholders was held on December 30, 2009 (the 2009 Meeting). At the 2009 Meeting, the following matters were submitted to a vote of stockholders: (1) approval of an amendment to our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding common stock by a ratio of one-for-twenty-five (the Charter Amendment); (2) election of seven directors; (3) ratification of the selection of McGladrey & Pullen LLP as our independent registered public accounting firm for 2009; and (4) approval of an amendment to our 2006 Equity Compensation Plan to (a) increase the maximum aggregate number of shares of common stock that may be issued under the plan to, after giving effect to the reverse stock split pursuant to the Charter Amendment, 1,840,000 shares of our common stock and (b) permit the Compensation Committee of our Board of Directors, with the concurrence of the affected grantee, to reprice options and/or cancel any award under the plan (collectively, the “Plan Amendment”). The Charter Amendment and the Plan

Amendment were approved, our seven nominees for director were elected, and the selection of McGladrey & Pullen was ratified. The results of the voting were as follows:

	Number of Votes For	Number of Votes Against	Number of Votes Withheld

Charter Amendment	73,369,833	187,085

	Number of Votes For	Number of Votes Withheld

Election for Director

Mark S. Denomme	73,298,713	261,855

David T. Gulian	73,308,078	252,490

Manuel A. Henriquez	73,298,713	261,855

Wayne D. Hoch	73,364,213	196,355

Roy Y. Liu	73,298,713	261,855

Thomas C. Lynch	73,364,213	196,355

Thomas O. Miller	73,239,213	321,355

	Number of Votes For	Number of Votes Against	Number of Abstentions

McGladrey & Pullen LLP	73,556,573	1,595	2,400

Plan Amendment	72,909,423	649,295	1,850

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “IFLG.” On January 5, 2010, we completed a reverse stock split of our issued and outstanding common stock by a ratio of one-for-twenty-five. The table below sets forth the high and low closing sale prices of our common stock during 2009 and 2008, adjusted for the reverse stock split:

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2009
Price range of common shares:

High	$19.75	$14.50	$14.75	$8.00
Low	7.00	8.75	6.50	2.50

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2008
Price range of common shares:

High	$50.00	$62.50	$52.75	$37.00
Low	41.00	38.75	35.00	12.00

Holders of Common Stock

As of April 6, 2010, we had approximately 279 holders of record of common stock and 3,729,647 shares of common stock outstanding.

Dividends

We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of dividends is restricted in accordance with covenants related to our Amended Loan Agreement with Hercules which matures in November 2014. The restriction on dividends will remain during the term of the Amended Loan Agreement. We expect to utilize any future earnings to finance our operations. The actual amount of any dividends that may be paid in the future will be subject to the discretion of our Board of Directors and will depend on our operations, financial and business requirements and other factors.

Item 6.  Selected Financial Data

The following table presents selected financial data for the last five years of the operation of our business. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The selected financial data for fiscal years 2005 through 2009, with the exception of proforma data, has been derived from our financial statements which have been audited by an independent registered public accounting firm.

The earnings per share and weighted average number of shares outstanding reflect a twenty-five-for-one reverse stock split of our issued and outstanding shares of common stock, par value $0.00001 per share that was effected on January 5, 2010. All dollar amounts are presented in thousands except per share data.

	Year ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Net revenues	$86,916	$100,716	$78,774	$62,113	$56,399
Cost of revenues	67,273	74,176	58,049	47,163	43,532
Gross profit	19,643	26,540	20,725	14,950	12,867
Operating (loss) income	(8,216)	(5,703)	(4,486)	(2,948)	1,206
(Loss) income before income taxes	(21,743)	(9,749)	(4,901)	(3,557)	681
Income tax (expense) benefit (1)	(645)	(3,435)	1,712	1,399	(313)
Net income (loss)	(22,388)	(13,184)	(3,189)	(2,158)	368
Net (loss) income per share (2)	$(16.88)	$(13.04)	$(3.30)	$(2.29)	$0.39

Weighted average shares outstanding	1,326	1,011	967	944	944

Other Data:
Dividends (3)	$—	$—	$—	$740	$170

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$35,942	$50,842	$48,697	$31,813	$15,167
Long-term debt	345	16,292	7,445	1,325	533
Total stockholders’ equity (deficit)	(2,544)	7,478	18,476	15,888	745

(1)                                  Unaudited proforma tax provision for the year 2006 as if the Company was a taxable entity for the year ended December 31, 2006.

(2)                                  Unaudited proforma earnings per share calculation for the year 2006. See Note A of the Notes to the Consolidated Financial Statements in Item 8 for information concerning the calculation of net income or loss per common share.

(3)                                  Unaudited proforma amounts paid to stockholders with respect to taxes payable due to the Company filing its federal and state income tax returns as a Sub-Chapter S Corporation. Prior to our November 29, 2006 merger with New Age Translation any income tax liability from operations was payable directly by stockholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our financial condition and results of operations. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included in Item 8 of this report. On January 5, 2010, we effected a one-for-twenty-five reverse stock split of our issued and outstanding shares of common stock, par value $0.00001 per share.  Unless otherwise indicated, all share amounts discussed herein reflect the post-split number of shares of our common stock.

Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all dollar amounts, except per share data, are presented in thousands.

Overview

We provide enterprise mobility solutions for the healthcare and commercial industries with experience in over 2,200 hospitals and businesses nationwide. We provide end-to-end solutions for electronic medical record and supply chain implementation to our customers by utilizing a combination of products and services, including consulting, business software applications, mobile managed services, mobile devices, and wireless infrastructure. Our solutions are designed to allow the real time usage of data throughout a customer’s enterprise in order to enhance workflow, improve customer service, increase revenue and reduce costs. We sell wireless communication and computing devices, including mobile workstations that connect to a customer’s wireless network so that information can be accessed from any location within the enterprise. We also implement customized and third-party software applications with a particular expertise in electronic medical records in the healthcare industry and SAP® back-end systems in commercial enterprises. In addition, we offer professional services that support and complement enterprise-wide software implementations and a customer’s wireless computing systems, including consulting, mobile managed services, training, engineering, technical support and network monitoring.

We manage our business primarily by market verticals, driven by our sales organization. We have two reportable operating segments consisting of our healthcare and commercial or enterprise businesses. The healthcare segment is principally composed of our activities in hospitals and other related healthcare facilities. The commercial segment focuses on all other vertical markets including pharmaceutical, manufacturing, wholesale and retail distribution and service industries.

Historically, the sale of mobile workstations and other wireless devices has represented a majority of our net revenues. More recently, we have been transitioning our business to provide more consulting, professional services and software applications. With our focus on selling services and software, we believe that we can offer more comprehensive enterprise mobility solutions that provide greater value to our customers and generate higher and more recurring revenue for our business.

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

We serve the healthcare and commercial industries, which are experiencing significant challenges, primarily due to weak macroeconomic conditions that have resulted in a decreased demand for their products and services. As a result, some of our customers may face financial challenges in 2010. Some of our customers are facing constraints on their information technology budgets and are seeking more flexibility in the type of mobility solutions they implement and the timing of their purchases from us. It is unclear when the general economic climate will improve and when our customers may benefit from improved conditions.

Going Concern

The current weak macroeconomic conditions have had a major impact on the industries we serve. During 2009, we experienced reduced sales and compressed margins, particularly related to the sales of mobile workstations and related infrastructure in the healthcare markets that we serve. We believe this slowdown is primarily the result of adverse economic conditions affecting the healthcare industry, including constrained budgets promulgated by difficult access to capital in community and other not-for-profit hospitals. We have responded to the challenging times by undertaking a series of cost reduction initiatives, including the elimination of executive bonuses, reduction of employee salaries and reduction in the number of employees. Economic conditions did not improve in the first quarter of 2010 and we expect 2010 to be an extremely challenging year.

Our financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates continuing operations, securing additional debt or equity financing, selling certain assets, and realizing assets and liabilities in the ordinary course of business. We have incurred significant net losses each year from 2007 through 2009, including a net loss of $22,388 for the year ended December 31, 2009. Our losses are attributable to the difficult economic conditions under which we operate, challenges related to our transition over the last several years from being primarily a seller of infrastructure and hardware to becoming a provider of comprehensive enterprise mobility solutions, and the write-off of certain cash and non-cash expenses related to the Hercules Restructuring (as described under “Recent Developments” below) and to non-realizable assets. During this transition period, we have hired experienced management and staff to execute our business plans and have made strategic acquisitions, and we have also managed our liquidity in spite of carrying approximately $22,000 of senior debt at high interest rates and other associated costs.

As a result of our capital and debt structure and recurring losses, we have substantial liquidity requirements related to the repayment of a seller note that comes due on September 30, 2010 and our revolving line of credit under our Amended Loan Agreement with Hercules and to earn out payments for past acquisitions. We do not currently expect to generate sufficient cash flow from operations to fund those obligations. As a result, our independent registered public accounting firm has included an explanatory paragraph which raises substantial doubt as to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2009.

We have undertaken a series of actions to reduce costs and are pursuing various initiatives to continue as a going concern and provide for our future success. Our plan to improve our liquidity contemplates additional cost control measures and may include additional financing and further restructuring of our debt. Our ability to implement these plans successfully is dependent on many circumstances outside of our direct control, including general economic conditions and the financial strength of our customers. Any additional financing we are able to secure will likely be subject to a number of conditions and involve additional costs. Given the current negative conditions in the economy generally and the credit markets in particular, there is uncertainty as to whether we will be able to generate sufficient liquidity to repay our outstanding debt, to make our earn out payments and to meet working capital needs. If we are unable to improve our liquidity position, we may not be able to continue as a going concern.

Recent Developments

On November 20, 2009, we and our subsidiaries completed a restructuring transaction with Hercules Technology Growth Capital, Inc. (Hercules) and Hercules Technology I, LLC, a wholly-owned subsidiary of Hercules (HTI), pursuant to which $5,000 of our outstanding debt was converted into shares of our common stock and a warrant to purchase shares of our common stock, and the remaining outstanding debt with Hercules was otherwise restructured (the Hercules Restructuring). The Hercules Restructuring also provided us with up to $5,000 in additional availability under a revolving credit facility with Hercules. In connection with the Hercules Restructuring, on November 20, 2009, we entered into a Debt Conversion Agreement with HTI, pursuant to which HTI exchanged $5,000 in existing indebtedness for (i) 2,691,790 shares of our common stock, and (ii) a warrant to purchase 672,948 shares of our common stock (the Debt Conversion Agreement).  Under the terms of the Debt Conversion Agreement, HTI has certain corporate governance and other rights with respect to our Company.

In connection with the Hercules Restructuring, on November 20, 2009, we and Hercules entered into an Amended and Restated Loan and Security Agreement (Amended Loan Agreement), whereby we and Hercules agreed to restructure our remaining debt not converted into shares of common stock and a warrant. The Amended Loan Agreement amended and restated our prior loan and security agreement with Hercules. On the same date and as a condition to the Hercules Restructuring, we also restructured our earn-out obligation related to our 2008 acquisition of the assets of Delta Health Systems, Inc.

On February 19, 2010, we entered into Amendment No. 1 (Amendment 1) to the Amended Loan Agreement with Hercules. Under Amendment 1, we may request up to $3,000 for use in purchasing equipment (the Equipment Loan) subject to valid, verified purchase orders acceptable to Hercules from suppliers approved by Hercules in its sole discretion.

On March 25, 2010, Hercules advanced to us an additional $1,350, initially applied to the outstanding balance on our revolving line of credit facility. The advance increased our outstanding indebtedness on the revolving line of credit to $8,909, and was provided as an extension above our eligible borrowing base as provided in the Amended Loan Agreement. On April 6, 2010, we entered into Amendment No.2 to the Amended Loan Agreement, under which we issued Hercules a $1,350 convertible note agreement and used the proceeds of this loan to pay down the revolving line of credit by the same amount. As of April 7, 2010, the outstanding balance on our revolving line of credit was $7,559.

As a result of the Hercules Restructuring, Hercules has the right and will continue to have the right to nominate three directors to our Board of Directors until (i) we repay our term loans to Hercules and (ii) we maintain a consolidated total leverage ratio of 1.5 to 1 for a rolling twelve months ending on each of four consecutive quarters, in which case, one of HTI’s appointed directors would not stand for re-election at the next annual meeting. None of HTI’s appointed directors would stand for re-election at the next annual meeting of our stockholders following (i) our payment in full of all obligations under our Amended Loan Agreement and (ii) HTI owning less than 10% of our issued and outstanding common stock.  In certain circumstances, HTI has the right to nominate a fourth director, and HTI also has the right to have at least one of its director representatives sit on the Nominating and Governance Committee and the Compensation Committee of the Board of

Directors.

On February 10, 2010, Hercules sent us a letter notifying us of an event of default because our borrowings under the revolving credit facility exceeded our borrowing base as of February 5, 2010 and charging us a default interest rate of an additional 3% to the applicable regular interest rate for the period starting February 5, 2010. Events of default are continuing and default rate interest will be payable monthly on the same date as regular interest unless Hercules chooses to demand payment of default interest on another date. Hercules may elect to have default rate interest paid in cash, in kind or in shares of our common stock.

Hercules has not chosen to accelerate our obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies under Amended Loan Agreement. We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations.

On April 6, 2010, our Board of Directors elected Melvin L. Keating to the Board of Directors. Mr. Keating, an independent director, has been appointed to the Audit Committee and now serves as its chairman.

Past Acquisitions

We continue to transition our business model from being principally a reseller of third party and proprietary hardware to being a fully integrated software and service solutions business. Acquiring businesses that allow us to improve and expand our software, consulting and other professional services offerings had been a central element of our strategic plan. Although we may complete strategic acquisitions in the future, we anticipate the focus of our business in the near term will be on our internal operations and organic growth.

In May 2008, we acquired substantially all of the assets of Delta Health Systems, Inc., or Delta. The assets acquired related to Delta’s business of providing strategic cost management consulting services and web-based management data collection and work-flow analytics to the healthcare industry. This acquisition has enabled us to combine our existing solutions with higher margin professional services. We believe the Delta acquisition has allowed us to reach further into our healthcare customer organization’s to bring critical workflow and human resource utilization efficiencies that support our mobile solutions. During 2008 and 2009, we began to realize economies of scale through selling combined solutions to mutual clients of Delta.

In May 2008, we acquired substantially all of the assets of Aware Interweave, Inc., or Aware. The assets acquired related to Aware’s business of providing mobile software solutions to a variety of customers including federal government agencies, fortune 1000 companies and healthcare and life science organizations. The acquisition was part of our strategic plan to add intellectual property and higher-margin services and application software licensing, while allowing us to provide our customers with access to new solutions. The acquisition of Aware has allowed us the opportunity to enable users of SAP® software and applications to significantly improve their visibility, response time, and revenues by providing access to business-critical applications without being tied to the office or desktop computer. Through our acquisition of Aware, we have gained a mobile product solution suite that it developed, the Mobile Device Controller series, which is tailored specifically for users of SAP® software, and also adaptable to other back-end systems.

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

For more information with respect to these transactions, see Notes N and O to our audited consolidated financial statements included in Item 8 of this report.

Characteristics of our net revenues and expenses

We generate our net revenues through the resale of wireless and mobile hardware and systems, including mobile workstations, handheld and wearable computers, peripherals, and related products under which the revenue is recognized.

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

We also generate net revenues from the sale of extended warranties on wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products. We sell original equipment manufacturers’ component warranties and warranty programs sponsored by other third-parties and recognize the revenue on a net basis upon execution of the warranty agreement. As we have been transitioning our business away from the sale of hardware and related warranties, we are not selling new extended warranty programs except for those serviced by third-parties and we have taken steps to confirm with our customers that third-parties are the obligors under their warranties. We record the sales of extended warranties as net revenue immediately upon completion of the sale transaction.

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

Revenue recognition

Net revenues are generated through product sales, warranty and maintenance agreements, professional consulting, programming and engineering services, long-term support services, and educational learning programs. Net revenues from product sales are recognized when both the title and risk of loss transfer to the customer, generally upon shipment. We generate net revenues from the sale of extended warranties on wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products. Revenue from the sale of component extended warranties is recognized as net revenue upon execution of the warranty agreement. We do not bear associated warranty risk because it is contracted with a third parties, the primary obligors, to fully assume all risks and obligations.

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

We record amounts billed to our customers for shipping and handling fees as revenue. All amounts billed in a sale transaction related to shipping and handling represent revenues earned for the goods provided and requires such amounts are classified as revenue. Shipping and handling costs are recorded in general and administrative expenses in the consolidated statement of operations.

Income taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are determined based on the differences between the financial reporting bases and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

We have developed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, we determined that there were no material liabilities for tax benefits at December 31, 2009 or 2008. Any future interest accrued relating to unrecognized tax benefits will be included in interest expense. In the event that we must accrue for any penalties, they will be included as an operating expense.

While we believe that our tax positions are fully supportable, there may certain positions that could be challenged and we may not prevail. In these instances, we look to establish reserves. If we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitors our tax positions, tax assets and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit or derecognize a previously recorded tax benefit when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves.

Stock-based compensation

We measure all employee stock-based compensation awards using a fair value method and record such expense in our Consolidated Financial Statements. Such expense is amortized on a straight line basis over the requisite service period of the award.

We estimate the grant date fair value of stock options using the Black-Scholes option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the expected term of the award and the estimated volatility of our stock price over the expected term. Changes in these assumptions and in the estimated forfeitures of stock option awards can materially affect the amount of stock-based compensation recognized in our consolidated statements of operations.

Results of Operations

Results of operations expressed as a percentage of net revenues were as follows:

	Year Ended December 31,
	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	77.4%	73.6%	73.7%
Gross profit	22.6%	26.4%	26.3%
Selling, general and adminstrative expenses	32.1%	32.1%	32.0%
Operating loss	(9.5)%	(5.7)%	(5.7)%
Interest expense	(6.7)%	(2.7)%	(1.1)%
Interest income	0.0%	0.1%	0.6%
Loss on extinguishment of debt	(8.3)%	(1.4)%	—
Goodwill impairment	(0.2)%	0.0%	0.0%
Fair value adjustment on derivative liabilities	(0.3)%	—	—
Loss before income tax (expense) benefit	25%	(9.7)%	(6.2)%
Income tax (expense) benefit	(0.7)%	(3.4)%	2.2%
Net loss	25.7%	(13.1)%	(4.0)%

Net revenues

Net revenues by operating segment for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008	Amount of Change	Percentage Change

Healthcare
Infrastructure	$27,704	$40,028	$(12,324)	-31%
Professional Services	20,027	22,473	(2,446)	-11%
Managed Services	2,622	1,903	719	38%
Total healthcare	50,353	64,404	(14,051)	-22%

Commercial
Infrastructure	28,978	22,598	6,380	28%
Professional Services	5,770	7,560	(1,790)	-24%
Managed Services	1,815	6,154	(4,339)	-71%
Total commercial	36,563	36,312	251	1%

Total net revenues	$86,916	$100,716	$(13,800)	-14%

Net revenues for 2009 of $86,916 decreased $13,800 or 13.7% as compared to 2008. The decrease in net revenues was the result of recording revenues and cost of revenues associated with extended warranties on a net basis for 2009 as compared to recording revenues and cost of revenues on a gross basis for 2008 resulting from changes in the mix of warranties we sold in 2009 and notifying our customers that third parties are the primary obligors under their warranties as well as lower than expected sales as a result of our customers choosing to defer projects during the current economic downturn. We have noticed that starting with the fourth quarter, and continuing into early 2010 customers have begun pursuing projects that had been earlier deferred. The reimbursable expense revenue included in our professional services revenue totaled $2,623 and $2,412 for the years ended December 31, 2009 and 2008.

Cost of revenues

Cost of revenues by operating segment for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008	Amount of Change	Percentage Change

Healthcare
Infrastructure	$21,569	$29,409	$(7,840)	-27%
Professional Services	15,056	14,368	688	5%
Managed Services	(47)	587	(634)	-108%
Total healthcare	36,578	44,364	(7,786)	-18%

Commercial
Infrastructure	25,363	19,809	5,554	28%
Professional Services	4,782	5,029	(247)	-5%
Managed Services	550	4,974	(4,424)	-89%
Total commercial	30,695	29,812	883	3%

Total cost of revenues	$67,273	$74,176	$(6,903)	-9%

Cost of revenues in 2009 totaled $67,273, a decrease of $6,903 or 9.3% in 2009 as compared to $74,176 for 2008. The decrease in our cost of revenues was the result of recording revenues and cost of revenues associated with extended warranties on a net basis for 2009 as compared to recording revenues and cost of revenues on a gross basis for 2008 resulting from changes in the mix of warranties we sold in 2009 as well as notifying our customers that third parties are the primary obligors under their warranties. The reimbursable expenses included in our professional services cost of revenue totaled $2,623 and $2,412 for the years ended December 31, 2009 and 2008, respectively.

Gross profit

Gross profit by operating segment for the years ended December 31, 2009 and 2008 was as follows:

	2009	2008	Amount of Change	Percentage Change

Healthcare
Infrastructure	$6,134	$10,619	$(4,485)	-42%
Professional Services	4,971	8,105	(3,134)	-39%
Managed Services	2,670	1,316	1,354	103%
Total healthcare	13,775	20,040	(6,265)	-31%

Commercial
Infrastructure	3,615	2,789	826	30%
Professional Services	988	2,530	(1,542)	-61%
Managed Services	1,265	1,181	84	7%
Total commercial	5,868	6,500	(632)	-10%

Total gross profit	$19,643	$26,540	$(6,897)	-26%

Gross profit percentage by operating segment for the years ended December 31, 2009 and 2008 was as follows:

	2009	2008	Amount of Change

Healthcare
Infrastructure	22%	27%	-5%
Professional Services	25%	36%	-11%
Managed Services	102%	69%	33%

Commercial
Infrastructure	12%	12%	0%
Professional Services	17%	33%	-16%
Managed Services	70%	19%	51%

Total gross profit percentage	23%	26%	-3%

Our overall gross profit decreased by $6,897 and our gross profit percentage decreased by 3%. The decrease in our gross profit is the result of lower than expected sales of our more profitable professional and consulting services related to our mobile solutions and software implementation services. We continue to experience downward pressure on our gross margin from the sale of infrastructure and third-party hardware. Consistent with our overall strategic plan, we continue to migrate the business toward an overall greater mix of consulting and other professional services.

Selling, general and administrative expenses

Our selling, general and administrative expenses were $27,859 for the year ended December 31, 2009, compared with $32,243 for the year ended December 31, 2008, a decrease of $4,384 or 13.6%. Selling expenses were $11,057 for the year ended December 31, 2009, compared with $11,460 for the year ended December 31, 2008, a decrease of $403 or 3.5%. The decrease in our selling expenses for 2009 relates to lower salary and travel related costs resulting from staffing reductions and other cost control measures. General and administrative expenses were $16,802 for the year ended December 31, 2009, compared with $20,783 for the year ended December 31, 2008, a decrease of $3,981 or 19.2%. The decrease in our general and administrative expenses for the comparable period was primarily attributable to reductions in staff and associated benefits and travel expenses, lower purchases of demonstration and evaluation equipment, lower marketing expenses, and lower non-cash compensation costs.

Interest expense

Our interest expense, which arises in connection with our credit line, term loans, and certain transaction related expenses was $5,855 for the year ended December 31, 2009, compared to $2,735 for the year ended December 31, 2008, an increase of $3,120 or 114.08%. The increase in interest expense is also a result of higher related average amounts outstanding under our revolving credit and term loan facilities and higher rates charged on these facilities than the rates charged during the comparable periods in 2008. In addition to higher base rates, interest on our 2009 borrowings was charged at a higher rate as a result of certain covenant violations during 2009 that were not in effect in 2008.

Borrowings under the revolving credit facility bore interest at an annual rate equal to 11.25% through February 14, 2009, then increased to 12.25% through May 15, 2009, then increased to 13.25% through May 31, 2009, then increased to 14.25% through September 30, 2009 plus 1.50% interest paid in kind beginning on May 31, 2009 through September 30, 2009. Borrowings under the term loan facilities bore interest at an annual rate equal to 1.75% interest paid in kind plus 13.75%, and then increased to 3.75% interest paid in kind plus 15.75%. In addition, we paid default interest penalties of 3.0% from February 1, 2009 though May 31, 2009.

As a result of the Hercules Restructuring that closed on November 20, 2009, which was subsequently amended in February and April 2010, we expect our incremental borrowing rate on all outstanding and future borrowings from Hercules, our senior lender, will increase. See “Liquidity and Capital Resources” below.

Loss on extinguishment of debt

We incurred a loss on extinguishment of debt of $6,377 for the year ended December 31, 2009 compared with a loss on the extinguishment of debt of $1,451 in 2008. The loss for 2009 was related to the Hercules Restructuring that closed in the fourth quarter of 2009 and the 2008 charge was related to an amendment to our credit agreement that we entered into in the fourth quarter of 2008.

Depreciation and amortization

Our depreciation and amortization expense decreased to $1,883 for the year ended December 31, 2009 from $2,533 for the year ended December 31, 2008, a decrease of $650 or 25.7%, partially the result of demonstration units deployed being expensed when shipped to the field during 2009, offset by amortization expense related to our 2008 acquisitions of intangible assets from Delta and Aware.

Net loss

Our net loss was $22,388 for the year ended December 31, 2009 compared with a net loss of $13,184 for the year ended December 31, 2008, an increase of $9,204 or 69.8% which is primarily due to a substantial increase in our interest expense and related non-recurring and non-cash borrowing and restructuring costs related to the Hercules Restructuring, reduced sales and, during the first six months of 2009, lower gross margins due to the economic slowdown.

As a result of Hercules Restructuring, we underwent a change of ownership as defined by the Internal Revenue Code (Section 382). Section 382 imposes limitations on a corporation’s ability to utilize its net operating losses (NOLs) if it experiences an “ownership change.” As a result, the Company’s net operating losses have been limited.

As of December 31, 2009, we had federal NOLs of approximately $20 million that would be available for use. As a result of the limitations under Section 382, the Company will able to utilize approximately $156 per year over the next 20 years to offset future taxable income. We have recorded a full valuation allowance related to the net operating loss carryforwards and other temporary items at December 31, 2009 and 2008 as we determined it is more likely than not that we will not be able to use the assets to reduce future tax liabilities. If not used, the NOLs will expire beginning in the year 2024. Our state NOLs which are also limited under Section 382, will also be subject to expiration in varying years starting in 2013 through 2027.

Year ended December 31, 2008 Compared with the Year ended December 31, 2007

Net revenues

Net revenues by operating segment for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007	Amount of Change	Percentage Change

Healthcare
Infrastructure	$40,028	$40,477	$(449)	-1%
Professional Services	22,473	4,572	17,901	392%
Managed Services	1,903	2,447	(544)	-22%
Total healthcare	64,404	47,496	16,908	36%

Commercial
Infrastructure	22,598	18,854	3,744	20%
Professional Services	7,560	7,637	(77)	-1%
Managed Services	6,154	4,787	1,367	29%
Total commercial	36,312	31,278	5,034	16%

Total net revenues	$100,716	$78,774	$21,942	28%

The increase in net revenues was due primarily to the expansion of our consulting and other professional services across the organization, including revenue contributed as a result of the acquisitions of the businesses of Healthcare Informatics Associates, Inc. (HIA), Delta and Aware, and an increase in infrastructure and hardware related revenue. The net revenues associated with HIA, Delta and Aware totaled $20,395 for the year ended December 31, 2008. The net revenues associated with HIA totaled $3,217 from the date of acquisition through December 31, 2007. The reimbursable expense revenues included in our professional services revenue totaled $2,412 and $332 for the years ended December 31, 2008 and 2007.

Cost of revenues

Cost of revenues by operating segment for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007	Amount of Change	Percentage Change

Healthcare
Infrastructure	$29,409	$28,410	$999	4%
Professional Services	14,368	4,199	10,169	242%
Managed Services	587	714	(127)	-18%
Total healthcare	44,364	33,323	11,041	33%

Commercial
Infrastructure	19,809	16,507	3,302	20%
Professional Services	5,029	4,926	103	2%
Managed Services	4,974	3,293	1,681	51%
Total commercial	29,812	24,726	5,086	21%

Total cost of revenues	$74,176	$58,049	$16,127	28%

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

Gross profit

Gross profit by operating segment for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007	Amount of Change	Percentage Change

Healthcare
Infrastructure	$10,619	$12,067	$(1,448)	-12%
Professional Services	8,105	373	7,732	2073%
Managed Services	1,316	1,733	(416)	-24%
Total healthcare	20,040	14,173	5,867	41%

Commercial
Infrastructure	2,790	2,347	443	19%
Professional Services	2,530	2,711	(181)	-7%
Managed Services	1,180	1,495	(315)	-21%
Total commercial	6,500	6,553	(52)	-1%

Total gross profit	$26,540	$20,725	$5,815	28%

Gross profit percentage by operating segment for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007	Amount of Change

Healthcare
Infrastructure	27%	30%	-3%
Professional Services	36%	8%	28%
Managed Services	69%	71%	-2%

Commercial
Infrastructure	12%	12%	0%
Professional Services	33%	35%	-2%
Managed Services	19%	31%	-12%

Total gross profit percentage	26%	26%

Our overall gross profit percentage remained unchanged. The change in the makeup of our gross profit percentage is a result of increased sales of our more profitable consulting and other professional services related to our mobile solutions and software implementation services, offset by sales of lower margin infrastructure and third-party hardware. We continue to experience downward pressure on our gross margin from the sale of infrastructure and third-party hardware. Consistent with our overall strategic plan, we are migrating the business toward an overall greater mix of consulting and other professional services.

Selling, general and administrative expenses

Our selling, general and administrative expenses were $32,243 for the year ended December 31, 2008, compared with $25,211 for the year ended December 31, 2007, an increase of $7,032 or 27.9%. Selling expenses were $11,460 for the year ended December 31, 2008, compared with $10,215 for the year ended December 31, 2007, an increase of $1,245 or 12.2%. The increase in our selling expenses for the comparable periods was primarily attributable to an increase in wages related to the expanded sales staff hired during 2007, and sales support related costs attributable to HIA during the year ended December 31, 2008. General and administrative expenses were $17,291 for the year ended December 31, 2008, compared with $14,945 for the year ended December 31, 2007, an increase of $5,788 or 6%. The increase in our general and administrative expenses for the comparable periods was primarily attributable to an increase in salary expenses related to the addition of key members of our management and professional services staff hired during 2007, which includes staff from acquisitions; an increase in our marketing campaigns; and an increase in outside services of non-capitalized costs associated with product development. During the year ended December 31, 2008, we also incurred a loss of $1,340 in connection with the write-down and disposal of property, equipment and certain intangible assets and non-cash charges for share-based compensation of approximately $1,000. Additionally, we wrote off $200 of previously capitalized costs incurred in connection with an offering of common stock since we have chosen not to complete the offering.

Interest expense and interest income

Our interest expense, which arose in connection with our credit line and term loan, was $2,735 for the year ended December 31, 2008, compared to approximately $873 for the year ended December 31, 2007, an increase of $1,862 or 213.3%. The increase in interest expense is a result of higher interest costs and greater amounts outstanding under our asset-based line of credit facility, term loans and notes payable issued in connection with our acquisitions.

Our interest income was $140 for the year ended December 31, 2008, compared to $458 for the year ended December 31, 2007, a decrease of $318 or 69.4%. The decrease in interest income is primarily the result of lower average cash and cash equivalents balance during the year ended December 31, 2008 when compared to the same period of 2007.

Depreciation and amortization

Our depreciation and amortization expense increased to $2,533 for the year ended December 31, 2008 from $1,667 for the year ended December 31, 2007, an increase of $866 or 51.9% as the result of a greater number of demonstration units deployed to our expanded sales force and amortization expense related to our acquisitions of intangible assets from AMTSystems, HIA, Delta and Aware.

Net loss

Our net loss was $13,184 for the year ended December 31, 2008 compared with a net loss of $3,189 for the year ended December 31, 2007, an increase of $9,995 or 313.4%. Our net loss increased primarily due to additional overhead costs, including recruiting, salary and commissions expenses associated with hiring experienced sales, administrative and operations personnel to support our organizational growth, write-down and disposal of property, equipment and certain intangible assets, elimination of the tax benefit and the costs associated with our growth through acquisitions. In addition, the increase in our net loss is due in part to a nonrecurring extinguishment of debt charge in 2008 of $1,451 related to amending our loan and security agreement with Hercules during the fourth quarter.

As of December 31, 2008, we had federal NOLs of approximately $11,245 available to offset future taxable income. Beginning with the fourth quarter of 2008, we recorded a full valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it is more likely than not that we will not be able to use the assets to reduce future tax liabilities. If not used, the NOLs will expire beginning in the year 2024. Our state NOLs will also be subject to expiration in varying years starting in 2013 through 2027.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $1,018, compared to $3,037 at December 31, 2008. Pursuant to a covenant in the Amended Loan Agreement with Hercules, we are required to maintain a minimum cash balance of $1,000. We have used, and plan to use, our unrestricted cash for general corporate purposes, including working capital. We have funded our operating losses primarily through the private sale of equity securities and through current and long term debt and working capital. At December 31, 2009, our total liabilities were $38,487 and were comprised mostly of term debt, borrowings outstanding under our credit line, notes due to sellers related to prior acquisitions, and outstanding accounts payable. Net cash used in operating activities for the year ended December 31, 2009 was $1,416, primarily the result of operating net losses and financing related fees and expenses. Net cash used in investing activities was $446 for the year ended December 31, 2009, primarily used to purchase equipment and software. Net cash used in financing activities was $157 for the year ended December 31, 2009, primarily due to costs associated with the Hercules Restructuring,and increased borrowings under our Amended Loan Agreement with Hercules in the second half of 2009, net of debt repayments.

Our primary current and contingent cash obligations arise under our term loan and revolving credit facilities under the Amended Loan Agreement with Hercules, our earn out agreements related to our acquisitions of substantially all of the assets of HIA and Delta, and our note payable to HIA. In 2009, we were in violation of certain of our financial covenants with respect to our loan and security agreement with Hercules that was subsequently restructured on November 20, 2009.  As a result of those covenant violations, we were prohibited from making payments on our earn out obligations related to our acquisitions of the assets of HIA and Delta. As a condition to and in connection with the Hercules Restructuring, InfoLogix Inc.’s wholly-owned subsidiary, InfoLogix Systems Corporation (Systems) entered into a letter agreement (the Letter Agreement) with Delta whereby the parties agreed to restructure the outstanding obligations under the Earn Out Agreement dated May 2, 2008 (Delta Earn-Out Agreement). Under the Delta Earn-Out Agreement, Delta had earned $430 for the earn out period ended May 2, 2009. Under the Letter Agreement, in lieu of the $430 payment, commencing as of September 1, 2009, Delta is participating in a commission plan, under which Systems pays Delta a monthly commission equal to 11.5% of collected revenue from Delta’s business that we generate, if any, during the applicable month until the balance is paid in full. Delta has released Systems from all obligations under the Delta Earn-Out Agreement relating to the period ended May 2, 2009. All other terms and conditions of the Delta Earn-Out Agreement, including the rights and obligations of the parties with respect to the earn out period ending May 2, 2010, if any, remain in full force and effect. Commissions earned by Delta in 2009 equaled $132.

Additionally, we are not permitted under our Amended Loan Agreement to satisfy our obligations on our earn out agreement with HIA that would otherwise be due and payable. We also have a seller note to HIA that is payable on September 30, 2010. We are in discussions with HIA about the earn out payment and the seller note.

On February 19, 2010, we entered into Amendment No. 1 (Amendment 1) to the Amended Loan Agreement with Hercules, which allows us to request up to $3,000 in borrowings for use in purchasing equipment (Equipment Loan).  We may borrow, in minimum increments of $250, under the Equipment Loan subject to valid, verified purchase orders acceptable to Hercules from suppliers approved by Hercules in its sole discretion.

On March 25, 2010, Hercules advanced to us an additional $1,350, initially applied to the outstanding balance on our revolving line of credit facility. The advance increased our outstanding indebtedness on the revolving line of credit to $8,909, and was provided as an extension above our eligible borrowing base as defined in our loan agreements with Hercules. On April 6, 2010, we entered into Amendment No. 2 to the Amended Loan Agreement, under which we issued Hercules a $1,350 convertible note, and used the proceeds of this loan to pay down the revolving line of credit by the same amount. We also entered into a registration rights agreement whereby we agreed to register the shares underlying the convertible note. As of April 7, the outstanding balance on our revolving line of credit was $7,559.

Given the amount of our current unrestricted cash and cash equivalents, short-term investments, accounts receivable, and amounts available under our Equipment Loan, we believe that we will have sufficient liquidity to meet our short-term operational capital requirements. We have, however, substantial liquidity requirements related to the repayment of a seller note in the amount of approximately $4,252 that comes due on September 30, 2010 and our revolving line of credit under our Amended Loan Agreement with Hercules, and to earn out payment obligations from past acquisitions. We do not currently expect to generate sufficient cash flow from operations to fund those obligations. We have undertaken a series of actions to reduce costs and have explored potential sources of financing and other strategic initiatives. Furthermore, on February 10, 2010, Hercules sent us a letter notifying us of an event of default because our borrowings under the revolving credit facility exceeded our borrowing base as of February 5, 2010 and charging us a default interest rate of an additional 3% to the applicable regular interest rate for the period starting February 5, 2010. Hercules has not chosen to accelerate our obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies under Amended Loan Agreement. We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations. Even without acceleration of our obligations to Hercules and even with the restructuring of our debt with Hercules on November 20, 2009, and subsequent additional borrowings from Hercules in February and April 2010, we continue to believe that we need to raise additional capital and to further restructure our debt obligations to meet our liquidity needs and to more effectively pursue our strategic objectives. Future initiatives include additional cost control measures and may include additional financing and further restructuring of our debt. Our initiatives include restructuring our debt, and pursuing additional debt and equity capital, one or more strategic transactions, and further cost control actions. Our continued operations are dependent on our ability to implement those plans successfully. If we fail to do so, we may not be able to continue as a going concern. For a discussion of our plans with respect to these matters, see “Going Concern.”

Line of Credit and Term Loan

On May 1, 2008, we and our subsidiaries entered into a loan and security agreement with Hercules (Loan and Security Agreement), which provided us with a revolving credit facility and a term loan facility. The Loan and Security Agreement was subsequently amended in November 2008 and May 2009, and we entered into a forbearance agreement with respect to certain defaults under the Loan and Security Agreement in July 2009, and we entered into five amendments to the forbearance agreement over the course of August through October 2009. In connection with the Hercules Restructuring that closed on November 20, 2009, we entered into the Amended Loan Agreement with Hercules, which amended and restated the Loan and Security Agreement. The description of the Amended Loan Agreement below reflects the terms in place since November 20, 2009, as amended on February 19, 2010 (to provide the Equipment Loan) and on April 6, 2010 (to issue Term Loan C).

Under the Amended Loan Agreement, our indebtedness to Hercules consists of three term loans aggregating $11,850 and a revolving credit facility of $12,000, of which $7,559 is outstanding at December 31, 2009. The revolving credit facility expires on May 1, 2011, but may be extended at our option for six months if there is no existing event of default. Any advances under the revolving credit facility bear interest initially at 12.0% per annum until the term loans, as described below, are repaid in full, when the interest rate on outstanding advances will be prime plus 4%. Borrowings under the revolving credit facility are based on eligible accounts receivables, including an overadvance provision of up to $500, which will be due 28 days after the overadvance is drawn. Overadvances bear interest at 15% per annum.

The term loans are comprised of a $5,500 term loan due on November 1, 2013 (Term Loan A), a $5,000 convertible term loan due on November 1, 2014 (Term Loan B), and a $1,350 convertible term loan due on April 1, 2013 (Term Loan C). Amortization on Term Loan A begins on December 1, 2010. Term Loan B may be converted into shares of our common stock at a price of $1.8575 per share at Hercules’ option, or automatically if the 90-day value weighted adjusted trading price of our common stock exceeds five times the conversion price. We, however, have the right to pay a portion of the conversion amount in cash plus applicable fees, interest and other charges instead of shares of common stock if an automatic conversion occurs under certain circumstances. Term Loan C may be converted into shares of our common stock at a price of $3.276 per share at Hercules’ option.

Term Loan A bears interest at (i) 12% per annum for the first year, (ii) 18% per annum for the next year, and (iii) 15% thereafter. All interest on Term Loan A is payable in cash monthly commencing December 1, 2009. Term Loan B bears interest at (i) 14.5% per annum for the first year, (ii) 20.5% per annum for the next year, and (iii) 17.5% thereafter. 2.5% of the interest on Term Loan B is to be “paid in kind” (PIK) compounded monthly. The balance of the interest on Term Loan B is payable in cash monthly commencing December 1, 2009. Hercules also has the option, in its sole discretion, to require any and all interest on Term Loan B to be paid in cash, in kind or in shares of our common stock, rather than 2.5% as PIK and the balance in cash. The number of shares into which accrued interest will be converted will be determined based on an adjusted 60-day average trading price of our common stock on the date of Hercules’ election to convert the interest into shares. In the event Term Loan A or Term Loan B is prepaid, a prepayment charge on the principal prepaid of 5% if prepaid during the first 12 months, 3% if prepaid during the next 12 months and 1% thereafter will be due, provided that, if Term Loan A or Term Loan B is prepaid during the first 12 months and there is no event of default, Hercules will waive the prepayment charge on both term loans. Term Loan C bears interest at a rate of 8% per annum and, at the discretion of Hercules, is payable either in cash or in kind.  Interest is payable monthly commencing on May 1, 2010. We may prepay Term Loan C without incurring a prepayment penalty charge.

The Equipment Loan allows us to request up to $3,000 in borrowings for use in purchasing equipment. We may borrow, in minimum increments of $250, subject to valid, verified purchase orders acceptable to Hercules from suppliers approved by Hercules in its sole discretion. In connection with any advances, we will be charged a fee of 3% of the purchase price identified in the relevant purchase orders. All customer receipts related to sales of products financed by the Equipment Loan will be placed in a lockbox account under the exclusive control of Hercules and customer receipts will be applied first to payment of the Equipment Loan fee, second, to the outstanding principal on the Equipment Loan and third, to all other obligations existing under the Equipment Loan. After such application, the excess in the lockbox account will be returned to us, unless an event of default exists or could reasonably be expected to exist, in which case, Hercules may apply the excess in the lockbox account to any obligation under the Amended Loan Agreement. The Equipment Loan bears interest at a rate of 1.5% per month and Hercules’ commitment terminates on April 30, 2010.

The Amended Loan Agreement contains certain negative covenants and other stipulations associated with the arrangement, including covenants that restrict our ability to incur indebtedness, make investments, make payments in respect of our capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions. Additionally, the Amended Loan Agreement contains the following financial covenants (i) minimum consolidated adjusted EBITDA measured on a three month rolling basis as of the last day of each month of between $150 and $2,000, until December 31, 2011 and thereafter when $3,000 of consolidated adjusted EBITDA is required, as more fully described in the table below, (ii) maximum leverage ratio measured on a rolling twelve month basis as of the last day of a fiscal quarter commencing June 30, 2010 of 6.0 to 1.0 decreasing to 1.5 to 1.0 by the quarter ending June 30, 2012, (iii) minimum consolidated fixed charge coverage ratio measured on a rolling twelve month basis as of the last day of a fiscal quarter commencing June 30, 2010 of 0.75 to 1.0 increasing to 2.0 to 1.0 by the quarter ending June 30, 2012, and (iv) at least $1,000 in unrestricted cash at all times. Failure to maintain the financial covenants, as well as certain other events, are events of default under the Amended Loan Agreement. Upon an event of default under the Amended Loan Agreement, Hercules may opt to accelerate and demand payment of all or any part of our obligations.

We were assessed a transaction fee of $450 in connection with the Hercules Restructuring, which is payable in 12 equal monthly installments beginning in April 2010. Our obligations under the Amended Loan Agreement are secured by all of our personal property, including all of our equity interests in our respective subsidiaries.

The amended monthly minimum EBITDA test is follows:

Period Ending	Consolidated Adjusted EBITDA
December 31, 2009	$1,000
January 30, 2010	150
February 28, 2010	250
March 31, 2010	1,000
April 30, 2010	200
May 31, 2010	300
June 30, 2010	1,250
July 31, 2010	1,000
August 31, 2010	1,000
September 30, 2010 to November 30, 2010	1,250
December 31, 2010 to May 31, 2011	1,500
June 30, 2011 to November 30, 2011	2,000
For each three month measurement period ending during any fiscal month commencing with the month ending on December 31, 2011 to and including the month ending April 30, 2012	3,000

The first monthly maximum leverage ratio test is as of June 30, 2010, at which time it may not exceed 6.00 to 1.00.

As of December 31, 2009, we were in compliance with the financial covenants required under the Amended Loan Agreement. However, beginning February 5, 2010 we were not in compliance with our borrowing base requirement related to the revolver. As a result of the covenant violation and because our total leverage ratio exceeds 3.00 to 1.00, we are prohibited from satisfying our earn-out obligation related to our acquisition of the assets of HIA.

On February 10, 2010, Hercules sent us a letter notifying us of an event of default because our borrowings under the revolving credit facility exceed our borrowing base as of February 5, 2010 and charging us default interest of an additional 3% to the applicable regular interest rate for the period starting February 5, 2010. Events of default are continuing and default rate interest will be payable monthly on the same date as regular interest unless Hercules chooses to demand payment of default interest on another date. Under the terms of our Amended Loan Agreement with Hercules, late fees are equal to 5% of the past due amount and default rate interest is equal to the applicable regular interest rate plus 3%. Hercules may elect to have default rate interest paid in cash, in kind or in shares of our common stock. All default rate interest paid in kind will be added to the outstanding principal amount on Term Loan B, notwithstanding on which loan the interest has accrued.  If Hercules elects to have default rate interest paid in shares, the number of shares into which such accrued default rate interest will be converted will be determined based on the adjusted 60-day average trading price of our common stock on the date of Hercules’ election to convert the interest into shares.

Hercules has not chosen to accelerate our obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies under the loan and security agreement. We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations.

We entered into the Earn-out Agreement with HIA pursuant to which HIA is eligible to earn additional consideration in respect of the two years (each year, an “Earn-out Period”) after the closing of our acquisition of substantially all of the assets of HIA. We entered into an amendment to the Earn-out Agreement in August 2008 that extended the first Earn-out Period from twelve months to fifteen months ending December 31, 2008, and amended certain financial calculations used to determine our earn-out liability. Based on satisfaction of certain milestones described in the Earn-out Agreement, we recorded an adjustment of $1,958 to the purchase price as an increase to goodwill, which reflects the amount that HIA earned under the earn-out for the period ended December 31, 2008.

Due to the restrictions in our Amended Loan Agreement and due to our lack of available cash flow, we are prohibited from making the earn-out payment to HIA that would otherwise be currently due and payable. We are currently in discussions with HIA regarding the earn out payment and the seller note.

Significant Contractual Obligations

As of December 31, 2009, our significant contractual obligations were as follows:

Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt obligations	$15,081	$4,503	$3,860	$6,718	$—
Capital lease obligations	212	90	90	32	—
Operating lease obligations	3,706	320	926	1,150	1,310
Vendor obligations	8,408	1,837	3,113	1,500	—

Inflation

To date, the effects of inflation on our financial results have not been significant; however, we cannot be certain that inflation will not affect us materially in the future.

Off Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

New Accounting Standards

Pursuant to Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, issued by the Financial Accounting Standards Board (FASB) in

June 2009 and effective for us beginning July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification (referred to as the Codification or the ASC) officially became the single source of authoritative nongovernmental generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related accounting literature. Only one level of authoritative GAAP now exists and all other accounting literature is considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. This has an impact on the disclosures in our financial statements since all references to authoritative accounting literature will be through the Codification.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses (a) the quoted market price of the identical liability when trades as an asset or (b) quoted prices for similar liabilities or similar liabilities when trades as assets, and/or (ii) a valuation technique that is consistent with the principles of ASC Topic 820. The new accounting pronouncement also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on our consolidated financial statements.

In April 2009, the FASB provided guidance as codified in ASC Topic 820 on how to determine when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The guidance requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type. The provisions set forth in the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB provided guidance as codified in ASC Topics 270 and 825 to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. In addition, the guidance requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. We adopted this new guidance and it did not have a material impact on our consolidated financial statements.

In March 2008, the FASB provided guidance about disclosures about derivative instruments and hedging activities as codified in ASC 815. The guidance requires enhanced disclosure about an entity’s derivative and hedging activities. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments: how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We adopted this pronouncement on January 1, 2009 and it did not have a material impact on our consolidated financial statements.

We adopted the guidance related to Accounting for convertible debt instruments that may be settled in cash upon conversion as codified in ASC 470-20 as of January 1, 2009. The pronouncement applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under ASC 815. The pronouncement requires that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the effective interest method. Because the Company is required to separately account for the embedded conversion options contained in its convertible debt instruments, the adoption of this pronouncement did not have a material impact on the consolidated financial statements.

In June 2008, the FASB provided guidance related to determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock as codified in ASC 815-40. ASC 815 specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying ASC 815. The pronouncement provides guidance for applying the requirements of ASC 815, requiring that both an instrument’s contingent exercise provisions and its settlement provisions be evaluated to determine whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. We adopted the guidance on January 1, 2009 and it did not have a material impact on our consolidated financial statements.

In December 2007, the FASB provided guidance as codified in ASC 805 related to business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this pronouncement is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, the pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. We adopted the guidance on January 1, 2009.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

INFOLOGIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

InfoLogix, Inc.

We have audited the accompanying consolidated balance sheets of InfoLogix, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule of InfoLogix, Inc. listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoLogix, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of InfoLogix, Inc.’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital and an accumulated deficit as of December 31, 2009. This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note A.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania

April 15, 2010

INFOLOGIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2009	2008

ASSETS
Currents assets:
Cash and cash equivalents	$1,018	$3,037
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $2 and $352 as of December 30, 2009 and 2008, respectively)	14,158	22,610
Unbilled revenue	252	1,498
Inventory, net	1,089	1,775
Prepaid expenses and other current assets	674	1,228

Total current assets	17,191	30,148
Property and equipment, net	600	944
Intangible assets, net	7,343	8,709
Goodwill	10,337	10,540
Deferred financing costs	471	501

Total assets	$35,942	$50,842

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,591	$11,099
Line of credit	7,559	9,000
Current portion of notes payable	12,336	12,077
Current portion of capital lease obligations	81	86
Sales tax payable	276	477
Accrued expenses	3,183	3,090
Accrued earn out payable	1,958	1,958
Deferred revenue	1,691	276
Other liabilities	—	900

Total current liabilities	34,475	38,963
Notes payable, net of current maturities	231	4,215
Capital lease obligations, net of current maturities	114	186
Warrant liability	2,762	—
Deferred income taxes	592	—
Other liabilities	113	—

Total liabilities	38,487	43,364

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.00001; authorized 100,000,000 shares; issued and outstanding 3,722,156 shares and 1,024,091 shares at December 31, 2009 and 2008, respectively	—	—
Additional paid in capital	38,132	25,766
Accumulated deficit	(40,676)	(18,288)

Total stockholders’ equity (deficit)	(2,544)	7,478

Total liabilities and stockholders’ equity (deficit)	$35,942	$50,842

The accompanying notes are an integral part of these financial statements

INFOLOGIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007

Net revenues	$86,916	$100,716	$78,774
Cost of revenues	67,273	74,176	58,049

Gross profit	19,643	26,540	20,725
Selling, general and adminstrative expenses	27,859	32,243	25,211

Operating loss	(8,216)	(5,703)	(4,486)
Interest expense	(5,855)	(2,735)	(873)
Interest income	12	140	458
Loss on extinguishment of debt	(7,197)	(1,451)	—
Goodwill impairment	(205)	—	—
Fair value adjustment on derivative liabilities	(282)	—	—

Loss before income tax (expense) benefit	(21,743)	(9,749)	(4,901)
Income tax (expense) benefit	(645)	(3,435)	1,712

Net loss	$(22,388)	$(13,184)	$(3,189)

Loss per share - basic and diluted	$(16.88)	$(13.04)	$(3.30)

Weighted average shares outstanding - basic and diluted	1,326,389	1,011,082	966,927

The accompanying notes are an integral part of these financial statements

INFOLOGIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, December 31, 2006	943,827	$—	$17,803	$(1,915)	$15,888

Common stock issued - acquisitions	51,746	—	4,883	—	4,883

Common stock issued to advisor	800	—	66	—	66

Stock-based compensation	—	—	828	—	828

Net loss	—	—	—	(3,189)	(3,189)

Balance, December 31, 2007	996,372	—	23,580	(5,104)	18,476

Stock-based compensation	—	—	960	—	960

Common stock issued to advisor	800	—	38	—	38

Common stock issued - employee stock purchase plan	6,919	—	158	—	158

Common stock issued - acquisition	20,000	—	1,030	—	1,030

Net loss	—	—	—	(13,184)	(13,184)

Balance, December 31, 2008	1,024,091	—	25,766	(18,288)	7,478

Stock-based compensation	—	—	853	—	853

Common stock issued - employee stock purchase plan	6,275	—	65	—	65

Warrant issued	—	—	78	—	78

Equity component of convertible debt security			2,368		2,368

Common stock issued upon conversion of debt	2,691,790		9,002		9,002

Net loss	—	—	—	(22,388)	(15,611)

Balance, December 31, 2009	3,722,156	$—	$38,132	$(40,676)	$(2,544)

The accompanying notes are an integral part of these financial statements.

INFOLOGIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net loss	$(22,388)	$(13,184)	$(3,189)
Adjustments to reconcile net loss to operating cash flow:
Depreciation and amortization	1,883	2,533	1,667
Allowance for doubtful accounts receivable	476	(57)	91
Loss on write-down and disposal of equipment and intangible assets	281	1,340	274
Goodwill impairment	205
Inventory obsolescence	1,117	(64)	286
Loss on extinguishment of debt	6,777	1,451	—
Change in fair value of warrant liabilities	282	—	—
Amortization of deferred financing costs	536	720	11
Amortization of debt discount	76	—	—
Paid in kind interest	366	322	—
Accrued interest income on note receivable	—	(5)	—
Share based compensation	853	998	894
Interest charge as a result of warrant liability	292
Deferred income tax benefit (expense)	592	3,407	(1,720)
Changes in:
Accounts receivable	7,978	(2,020)	(8,519)
Unbilled revenue	1,245	(446)	(1,052)
Inventory	(430)	188	107
Prepaid expenses and other current assets	554	(613)	239
Accounts payable	(3,799)	2,571	1,893
Sales tax payable	(201)	178	(43)
Accrued expenses	474	(815)	2,133
Deferred revenue	1,415	201	75
Net cash used in operating activities	(1,416)	(3,295)	(6,853)

Investing activities:
Acquisitions, net of cash acquired	—	(2,967)	(3,159)
Acquisition of property, software and equipment	(446)	(2,559)	(1,904)
Proceeds from disposal of property and equipment	—	45	—
Promissory notes issued	—	(200)	—
Repayment of promissory notes	—	50	—
Net cash used in investing activities	(446)	(5,631)	(5,063)

Financing activities:
Payments received from employee stock purchase plan	65	158	—
Payment of financing costs		(1,715)	(68)
Issuance of Hercules note payable	—	12,000	—
Issuance of Herules line of credit	—	7,500	—
Final repayment of Sovereign notes payable	—	(3,292)	—
Final repayment of Sovereign line of credit	—	(9,334)	—
Proceeds from long-term debt	—	—	2,000
Repayment of long-term debt and capital leases	(767)	(330)	(801)
Net borrowings from line of credit	545	875	4,004
Net cash provided by (used in) financing activities	(157)	5,862	5,135

Net change in cash and cash equivalents	(2,019)	(3,064)	(6,781)

Cash and cash equivalents at beginning of year	3,037	6,101	12,882

Cash and cash equivalents at end of year	$1,018	$3,037	$6,101

INFOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share information)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

InfoLogix, Inc. (the Company) provides mobile workforce technology solutions by enabling real time data communications anywhere in an enterprise. The Company provides wireless network design, hardware, software, consulting, system integration and network and device management solutions.

On November 20, 2009, the Company and its subsidiaries completed a restructuring transaction with Hercules Technology Growth Capital, Inc. (Hercules) and Hercules Technology I, LLC, a wholly-owned subsidiary of Hercules (HTI), pursuant to which $5,000 of the Company’s outstanding debt was converted into shares of common stock and a warrant to purchase shares of the Company’s common stock, and the remaining outstanding debt with Hercules was otherwise restructured (the Hercules Restructuring). The Hercules Restructuring also provided the Company with up to $5,000 in additional availability under a revolving credit facility with Hercules. In connection with the Hercules Restructuring, on November 20, 2009, the Company entered into a Debt Conversion Agreement with HTI, pursuant to which HTI exchanged $5,000 in existing indebtedness for (i) 2,691,790 shares of common stock, and (ii) a warrant to purchase 672,948 shares of common stock.  As a result of the Hercules Restructuring, the Company experienced a change in control and under the terms of the Debt Conversion Agreement, HTI has certain corporate governance and other rights with respect to the Company.

In connection with the Hercules Restructuring, on November 20, 2009, the Company and its subsidiaries (collectively, the Borrowers) and Hercules entered into an Amended and Restated Loan and Security Agreement (Amended Loan Agreement), whereby the Borrowers and Hercules agreed to restructure our remaining debt not converted into shares of common stock and a warrant pursuant to the Debt Conversion Agreement. The Amended Loan Agreement amended and restated the Company’s prior loan and security agreement with Hercules. The Amended Loan Agreement was further amended on February 19, 2010 and April 6, 2010. See Note V — Subsequent Events. On the same date and as a condition to the Hercules Restructuring, the Company also restructured our earn out obligation related to its 2008 acquisition of the assets of Delta Health Systems, Inc.

Basis of presentation

The accompanying consolidated financial statements include the accounts of InfoLogix, Inc. and its wholly-owned subsidiaries: InfoLogix Systems Corporation, OPT Acquisition, LLC, Embedded Technologies, LLC, and InfoLogix—DDMS, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

On January 5, 2010, the Company completed a reverse stock split of its issued and outstanding common stock by a ratio of one-for-twenty-five. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to retroactively reflect the reverse stock split.

The accompanying financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates continuing operations, securing additional debt or equity financing, selling certain assets, and realizing assets and liabilities in the ordinary course of business. However, the Company has incurred significant net losses from 2007 through 2009, including a net loss in 2009 of $22,388. The Company’s losses are attributable to the difficult economic conditions under which it operates, challenges related to its transition over the last several years from being primarily a seller of infrastructure and hardware to becoming a provider of comprehensive enterprise mobility solutions, and the write-off of certain cash and non-cash expenses related to the Hercules Restructuring and non-realizable assets.

As a result of the Company’s capital and debt structure and recurring losses, it has substantial near-term liquidity requirements related to the repayment of a seller note that becomes due on September 30, 2010, the revolving line of credit that comes due on May 19, 2011 and to earn out payments for past acquisitions. The Company does not currently expect to generate sufficient cash flow from operations to fund those obligations. As a result, the Company’s independent registered public accounting firm has included an explanatory paragraph which raises substantial doubt as to its ability to continue as a going concern in its report on the consolidated financial statements for the year ended December 31, 2009.

The Company has undertaken a series of actions to reduce costs and is pursuing various initiatives to continue as a going concern and provide for its future success. The Company’s plans to improve liquidity contemplates additional cost control measures and may include additional financing and further restructuring of its debt. The Company’s ability to implement these plans successfully is dependent on many circumstances outside of its direct control, including general economic conditions and the financial strength of its customers. Any additional financing the Company is able to secure will likely be subject to a number of conditions and involve additional costs. Given the current negative conditions in the economy generally and the credit markets in particular, there is uncertainty as to whether the Company will be able to generate sufficient liquidity to repay its outstanding debt, to make its earn out payments and to meet working capital needs. If the Company is unable to improve its liquidity position, it may not be able to continue as a going concern.

The purchase price of acquired companies is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of acquired businesses are included in the Company’s results from the dates of acquisition.

Pursuant to Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, issued by the Financial Accounting Standards Board (FASB) in June 2009 and effective for the Company beginning July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification (referred to as the Codification or the ASC) officially became the single source of authoritative nongovernmental generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related accounting literature. Only one level of authoritative GAAP now exists and all other accounting literature is considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. This has an impact on the disclosures in the consolidated financial statements since all references to authoritative accounting literature will be through the Codification.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Pursuant to a covenant in its Amended Loan Agreement with Hercules (Note E), the Company is required to maintain a minimum cash balance of $1,000.

Fair value measurements

The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs

(Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on the Company’s consolidated balance sheets are categorized as follows:

•                          Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets;

•                          Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•                          Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value.

Concentrations of credit risk

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation of furniture and equipment is generally computed using the straight line method at rates based on the estimated useful lives of the related assets. Amortization of leasehold improvements is computed over the lesser of the estimated useful lives or the lease term of the related assets using the straight line method. Maintenance and repairs that neither add to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. The estimated lives of property and equipment are as follows:

Equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Lease term or 5 years

Goodwill and other intangible assets

Goodwill is the excess of the purchase price paid over the fair value of the net assets of businesses acquired. Goodwill is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. The annual evaluation of intangible assets require the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can affect these estimates. Once an impairment of an intangible asset has been recorded, it cannot be reversed. At December 31, 2009, the Company recorded a charge of $205 related to the impairment of goodwill from its acquisition of AMTSystems, Inc.

Other intangible assets consist primarily of non-contractual customer relationships, sales contracts, patents and technology. Intangible assets that have a definite-life are amortized on a straight-line basis over their estimated useful lives. The Company reviews the carrying value of all intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amounts of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.  At December 31, 2009, the Company recorded a charge of $281 for impairment of certain software and developed technology.

The weighted average remaining useful lives for financial reporting and tax purposes are as follows:

	Book	Tax
Patents	11	10
Computer software	2	2
Developed technology	0	1
Customer lists	6	14
Non compete agreements	2	14
Trademarks and trade names	Indefinite	14

Deferred financing costs

Deferred financing costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense in the consolidated statement of operations over the life of the underlying indebtedness, adjusted to reflect any early repayments.

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. When estimating future cash flows, the Company considers factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Software capitalization

The Company capitalizes the cost of internal use software. Costs for preliminary stage projects are expensed as incurred while application stage projects are capitalized. The Company ceases capitalizing costs and commences amortization of the software on a straight-line basis over the estimated useful life, typically three to five years, when it is ready for intended use.

The Company capitalizes certain costs related to the acquisition and development of software to be sold or licensed to its customers.  The Company expenses as incurred those costs incurred prior to achieving technological feasibility and capitalizes those arising after technological feasibility has been achieved. The Company amortizes the capitalized costs using the straight-line method over the developed product’s estimated economic life. The Company ceases capitalizing costs when the software applications are ready for general release.

Revenue recognition

Net revenues are generated through product sales, warranty and maintenance agreements, professional consulting, programming and engineering services, long-term support services, and educational learning programs. Net revenues from product sales are recognized when both the title and risk of loss transfer to the customer, generally upon shipment. The Company generates net revenues from the sale of extended warranties on wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products. Revenue from the sale of component extended warranties are recognized as net revenue upon execution of the warranty agreement. The Company does not bear associated warranty risk because it has contracted with third parties, as primary obligors, to fully assume all risks and obligations.

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

The Company records amounts billed to its customers for shipping and handling fees as revenue. All amounts billed in a sale transaction related to shipping and handling represents revenues earned for the goods provided and requires such amounts are classified as revenue. Shipping and handling costs are recorded in general and administrative expenses in the consolidated statement of operations.

Advertising costs

Advertising costs are expensed when incurred. Certain cooperative advertising reimbursements are netted against specific identifiable costs incurred in connection with the selling of the vendor’s product. Advertising costs and certain cooperative reimbursements are as follows:

	Year Ended December 31,
	2009	2008	2007
Advertising Costs	$547	$858	$914

Certain cooperative advertising reimbursements	$39	$121	$86

Income taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are determined based on the differences between the financial reporting bases and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company has developed a recognition threshold and measurement attribute for the financial statement recognition and measurement of its tax position taken or expected to be taken in a tax return. As a result, the Company determined that there were no material liabilities for tax benefits for predecessor and successor periods. Any future interest accrued relating to unrecognized tax benefits will be included in interest expense. In the event the Company must accrue for penalties, they will be included as an operating expense.

While the Company believes that its tax positions are fully supportable, there may be certain positions that could be challenged and that it may not prevail. In these instances, the Company looks to establish reserves. If the Company determines that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement. The Company presumes that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The Company regularly monitors its tax positions, tax assets and tax liabilities. The Company reevaluates the technical merits of its tax positions and recognize an uncertain tax benefit or derecognize a previously recorded tax benefit when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves.

Stock-based compensation

The Company measures employee stock-based compensation awards using a fair value method and amortizes the expense on a straight line basis over the requisite service period of the award.

The estimated grant date fair value of stock options using the Black-Scholes option-pricing model requires the input of highly subjective assumptions. These assumptions include estimating the expected term of the award and the estimated volatility of our stock price over the expected term. Changes in these assumptions and in the estimated forfeitures of stock option awards can materially affect the amount of stock-based compensation recognized in the consolidated statements of operations.

Earnings per share

The Company accounts for earnings per share based on a basic and dilutive basis. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. The Company also provides dual presentation of basic and diluted earnings per share on the face of the statement of operations. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common share equivalents that could result from the potential exercise into common stock. The computation of diluted earnings per share does not assume exercise of securities that would have an anti-dilutive effect on per share amounts (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options.

Recent accounting pronouncements

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted market price of the identical liability when trades as an asset or b) quoted prices for similar liabilities or similar liabilities when trades as assets, and/or (ii) a valuation technique that is consistent with the principles of ASC Topic 820. The new accounting pronouncement also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB provided guidance as codified in ASC Topic 810 which amends current practice in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect the provisions of the new guidance to have a material effect on its consolidated financial statements.

In May 2009, the FASB provided guidance as codified in ASC Topic 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The guidance sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB provided guidance as codified in ASC Topic 820 on how to determine when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The guidance requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type. The provisions set forth in the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB provided guidance as codified in ASC Subtopic 320-10 which amends the accounting for certain investments in debt and equity securities to modify the indicator of other-than-temporary impairment for debt securities. Additionally, this guidance changes the amount of other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security that management does not intend to sell and it is more-likely-than-not that the entity will not have to sell prior to recovery of the noncredit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. The guidance is effective for interim and annual reporting periods ending after June 15, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB provided guidance as codified in ASC Topics 270 and 825 to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. In addition, the guidance requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted this new guidance and it did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB provided guidance on disclosures about derivative instruments and hedging activities as codified in ASC 815. The guidance requires enhanced disclosure about an entity’s derivative and hedging activities. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments: how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted this pronouncement on January 1, 2009 and it did not have a material impact on the consolidated financial statements.

The Company adopted the guidance related to Accounting for convertible debt instruments that may be settled in cash upon conversion as codified in ASC 470-20 as of January 1, 2009. The pronouncement applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under ASC 815. The pronouncement requires that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the effective interest method. Because the Company is required to separately account for the embedded conversion options contained in its convertible debt instruments, the adoption of this pronouncement did not have a material impact on the consolidated financial statements. .

In June 2008, the FASB provided guidance related to determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock as codified in ASC 815-40. ASC 815 specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying ASC 815. The pronouncement provides guidance for applying the requirements of ASC 815, requiring that both an instrument’s contingent exercise provisions and its settlement provisions be evaluated to determine whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. The Company adopted the pronouncement on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB provided guidance as codified in ASC 805 related to business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this pronouncement is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, the pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company adopted the guidance on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

NOTE B—INVENTORY

Inventory consists of the following:

	December 31,
	2009	2008

Finished goods	$2,547	$2,111
Work in progress	80	85
Less: allowance for slow moving and obsolete inventory	(1,538)	(421)

Total inventory, net	$1,089	$1,775

NOTE C—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2009	2008

Demonstration and evaluation equipment	$—	$23
Equipment	1,139	1,057
Furniture and fixtures	936	917
Leasehold improvements	63	63
	2,138	2,060
Less: accumulated depreciation	(1,538)	(1,116)
	$600	$944

Depreciation expense was $423, $817 and $688 for the years ended December 31, 2009, 2008 and 2007 respectively.

NOTE D—INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2009	2008

Patents	$2,824	$2,746
Computer software	1,895	1,820
Developed technology	1,058	1,157
Customer Lists	4,285	4,285
Non compete agreements	289	289
Trademarks and trade names	1,469	1,469
	11,820	11,766
Less accumulated amortization	(4,477)	(3,057)
Total net intangible assets	$7,343	$8,709

Amortization expense was $1,460, $1,716 and $979 for the years ended December 31, 2009, 2008 and 2007, respectively.

Amortization expense subsequent to December 31, 2009 is expected to be as follows:

Years ended December 31:	Amount

2010	$1,197
2011	927
2012	744
2013	624
2014	280

NOTE E—DEBT

On May 1, 2008, the Company and its subsidiaries entered into a loan and security agreement with Hercules (Loan and Security Agreement), which provided the Company with a revolving credit facility and a term loan facility.  The Loan and Security Agreement was subsequently amended in November 2008 and May 2009, and the Company and Hercules entered into a forbearance agreement with respect to certain defaults under the Loan and Security Agreement in July 2009, and the parties entered into five amendments to the forbearance agreement over the course of August through October 2009.  In connection with the Hercules Restructuring that closed on November 20, 2009, the Company and its subsidiaries entered into the Amended Loan Agreement with Hercules, which amended and restated the Loan and Security Agreement.  The description of the Amended Loan Agreement below reflects the terms in place since November 20, 2009, however the Amended Loan Agreement was subsequently amended on February 19, 2010 and April 6, 2010. See Note V — Subsequent Events. Under the Amended Loan the Company’s indebtedness to Hercules consists of a $5,500 term loan (Term Loan A), and a $5,000 convertible note (Term Loan B). In addition, the Company has a $12,000 revolving line of credit facility, of which $7,559 was outstanding at December 31, 2009.

Term Loan A has a 48-month term, with principal amortization of approximately $153 thousand beginning December 1, 2010.  The outstanding principal balance on Term Loan A will bear interest payable in cash at 12% per annum for the initial year; 18% per annum for the subsequent six months and 15% per annum thereafter.

Term Loan B has a 60-month term and can be converted, at Hercules’ option, or automatically if the 90 day value weighted adjusted trading price exceeds five times the conversion price, into shares of the Company’s common stock at $1.8575 per share. The Company has the right to pay a portion of the conversion amount in cash plus applicable fees, interest and other charges, instead of shares of common stock, if an automatic conversion occurs under certain circumstances and the Company’s common stock is listed on certain national exchanges. If not converted, the outstanding principal balance of Term Loan B is due on November 1, 2014. The outstanding principal balance on Term Loan B bears interest at 14.5% per annum for the initial twelve months following closing of the arrangement; 20.5% per annum for the subsequent twelve months and 17.5% per annum thereafter, of which, 2.5% is payable in kind. Term Loan B will bear an additional 2.5% interest that will be “paid in kind” (PIK) compounded monthly after the first year. The Company will have the option to turn the PIK interest into cash interest or additional shares of common stock if certain predefined metrics are maintained. Both term loans will be assessed a prepayment charge between 1% and 5% of the total term loan commitment depending on when paid.

Term Loan B may be partially settled in cash upon conversion. In accordance with ASC 470-20, Debt with Conversion and other options, the Company is required to separately account for the liability and equity components of this instrument by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option in a manner that reflects interest cost at the interest rate of similar nonconvertible debt. The difference between the proceeds and the fair value of the liability or $2,368 should then be ascribed to the embedded conversion option and recognized in equity. The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component should be reported as a debt discount and subsequently amortized as interest cost over the instrument’s expected life using the interest method.

The proceeds of the term loans and borrowings were used, in part, to refinance the Company’s indebtedness to Hercules under the Loan and Security Agreement. Borrowings under the Amended Loan Agreement may be used for permitted acquisitions and for general corporate and working capital purposes. At December 31, 2009, the Company had $10,515 of indebtedness outstanding under the Hercules term loans, including paid in kind interest of $15, and $7,559 outstanding under the revolving credit facility.

The amount that is available to be borrowed under the revolving credit facility is limited to the lesser of the maximum availability at such time and 85% of the Company’s eligible accounts. Eligible accounts, as defined in the Amended Loan Agreement, exclude certain account criteria that Hercules considers risky. Until such time as the Company’s three-month consolidated EBITDA exceeds $1,500, the borrowings under the revolving credit facility may not exceed 85% of the Company’s eligible accounts minus $2,500.  The revolving credit facility expires on May 1, 2011, but may be extended at our option for six months if there is no existing event of default. Any advances under the revolving credit facility bear interest initially at 12.0% per annum until the term loans, are repaid in full, at which time the interest rate on outstanding advances will be prime plus 4%. Borrowings under the revolving credit facility include an overadvance provision of up to $500, which will be due 28 days after the overadvance is drawn. Overadvances bear interest at 15% per annum.

The Amended Loan Agreement contains certain negative covenants and other stipulations associated with the arrangement, including covenants that restrict the Company’s ability to incur indebtedness, make investments, make payments in respect of its capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions. Additionally, the Amended Loan Agreement contains the following financial covenants (i) minimum consolidated adjusted EBITDA measured on a three month rolling basis as of the last day of each month of between $150 and $2,000, until December 31, 2011 and thereafter when $3 million of consolidated adjusted EBITDA is required, (ii) maximum leverage ratio measured on a rolling twelve month basis as of the last day of a fiscal quarter commencing June 30, 2010 of 6.0 to 1.0 decreasing to 1.5 to 1.0 by the quarter ending June 30, 2012, (iii) minimum consolidated fixed charge coverage ratio measured on a rolling twelve month basis as of the last day of a fiscal quarter commencing June 30, 2010 of 0.75 to 1.0 increasing to 2.0 to 1.0 by the quarter ending June 30, 2012, and (iv) at least $1 million in unrestricted cash at all times. Failure to maintain the financial covenants, as well as certain other events, are events of default under the Amended Loan Agreement. Upon an event of default under the Amended Loan Agreement, Hercules may opt to accelerate and demand payment of all or any part of our obligations. Under the terms of the Amended Loan Agreement, late fees are equal to 50% of the past due amount and default rate interest is equal to the applicable regular interest rate plus 3%. As of December 31, 2009, the Company was in compliance with financial covenants under the Amended Loan Agreement. However, beginning February 5, 2010, the Company was not in compliance with the borrowing base requirement related to the revolver. As a result of the default, balances outstanding under the Term Loans at December 31, 2009 have been classified as current in the consolidated balance sheet.

Notes payable consist of the following:

	December 31,
	2009	2008
Term Loan A note payable pursuant to the debt restructuring agreement with Hercules. At December 31, 2009, the outstanding principal balance was $5,500, net of original issuance discount and issuance costs of $660.	$5,500	$—

Convertible Term Loan B note payable pursuant to the debt restructuring agreement with Hercules. At December 31, 2009, the outstanding principal balance was $5,015, net of the equity component of $2,514.	2,501	—

Convertible note payable pursuant to the asset purchase agreement with Healthcare Informatics Associates, Inc. Principal and interest payable at 9.0% is due September 30, 2010	4,252	3,901

Amounts payable pursuant to the asset purchase agreement with AMT Systems, Inc. in monthly installments of $9 interest included, at a rate of 7.84%, maturing May 31, 2013	314	391

Note payable to Hercules, principal payable $150 monthly over sixteen months commencing February 2009, payable $250 over twelve months, commencing June 2010, payable $550 over twelve months commencing June 2011. The note was restructured at November 20, 2009.	—	12,000

Total notes payable	12,567	16,292

Less: current maturities	(12,336)	(12,077)

	$231	$4,215

Aggregate maturities of notes payable are as follows at December 31, 2009:

Years ended December 31:	Amount

2010	$14,850
2011	90
2012	98
2013	43

NOTE F—FINANCIAL INSTRUMENTS

In connection with the Hercules Restructuring, the Company issued 2,691,790 shares of the Company’s common stock and a warrant to purchase 672,948 fully paid and non-assessable shares of the Company’s common stock which were valued at $9,421 and $2,159, respectively.  As a result of the Hercules restructure, the Company determined that an extinguishment of debt occurred.  In accordance with ASC 470-50, Debt Modifications and Extinguishments, a loss on extinguishment of debt, which amount to $6,777 was recorded.  The loss represented the difference between the fair value of the common stock and warrants issued to Hercules of $11,580 over the total debt extinguished.  In addition, the Company included $197 of fees paid in connection with the Hercules Restructure as additional loss on extinguishment of debt.

The Company has determined that, at the time of issuance, the warrant did not meet all of the criteria for equity classification.  As a result, the Company has recorded the warrant in accordance with ASC Topic 815-40, Financial Instruments, at its fair value of $2,159, as a derivative liability as of November 20, 2009.  The Company will mark the warrant liability to market at the end of each period until the Company complies with the requirements for equity classification of the warrant at which time the warrant liability will be reclassified to equity.  Upon recording the warrant liability, because the warrant was issued concurrently with the debt as part of the Hercules Restructuring described in Note A, the Company recorded the offset as a loss on extinguishment of debt of $2,159 as of November 20, 2009.  At December 31, 2009, the Company recorded a charge of $282, which represents the change in the fair value of the warrant liabilities for the period from the Hercules Restructure date to December 31, 2009.

The fair value of warrant liabilities was calculated under the Black-Scholes pricing model using the Company’s stock price on the date of the warrant grant as the warrant exercise price, the Company’s expected volatility, and the risk free interest rate matched to the warrants’ expected life. The Company does not anticipate paying dividends during the term of the warrants. The Company uses historical data to estimate volatility assumptions used in the valuation model. The expected term of warrants granted is derived from an analysis that represents the period of time that warrants granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table details warrant activity:

Warrants outstanding at January 1, 2007 and 2008	$106,000
Issued	—
Excercised	—
Forfeited	—
Warrants oustanding as of December 31, 2008	106,000

Issued	682,948
Excercised	—
Forfeited	—
Warrants oustanding as of December 31, 2009	$788,948

Expiration Date	Number of Shares Underlying Warrants	Weighted Average Exercise Price

2010	106,000	$15.03
2011	10,000	1.86
2012	—	—
2013	—	—
2014	672,948	1.86

Total warrants outstanding	788,948	$3.63

All outstanding warrants expire no later than November 19, 2014.

The range of assumptions used in the Black Scholes pricing model to calculate the fair value of the financial instruments was as follows:

Exercise price	$1.86-$50.00

Estimated life	0.91-4.89 years

Volatility	137.89%-205.73%

Risk free rate	0.45%-2.20%

Dividend rate	0%

NOTE G—CAPITAL LEASE OBLIGATIONS

Equipment acquired under capital lease obligations is classified as property and equipment in the accompanying consolidated financial statements and consisted of the following:

	December 31,
	2009	2008

Equipment	$324	$492
Less: accumulated depreciation	(86)	(220)

	$238	$272

Amortization of equipment under capital lease obligations is included with depreciation and amortization in the consolidated statement of cash flows.

Future minimum capital lease payments as of December 31, 2009 are as follows:

2010	$90
2011	46
2012	44
2013	32
Total	212
Less: amount representing interest	(18)
Net present value of minimum lease payments	194
Less: current portion	(81)

$113

NOTE H—LEASE COMMITMENTS

The Company leases facilities in Pennsylvania under an amended operating lease agreement which is set to expire January 31, 2017. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $585, $574 and $468, respectively.

Future minimum lease payments required under operating leases subsequent to December 31, 2009 are as follows:

Years ended December 31:	Amount

2010	$320
2011	372
2012	554
2013	568
2014	582
Thereafter	1,310

NOTE I—RELATED PARTY TRANSACTIONS

Notes Payable—Stockholders

As a result of the Hercules Restructuring, the Company’s majority stockholder is HTI, a wholly owned subsidiary of its senior lender, Hercules. During 2009, Hercules charged the Company approximately $3,700 in interest on outstanding debt and $1,200 in finance fees and other costs associated with loan amendments, a forbearance agreement and the restructuring.  Included in finance fees is a $450 restructuring charge payable to Hercules in monthly installments of approximately $38 beginning in April 2010. Of the finance fees and costs charged during 2009, approximately $800 has been deferred at December 31, 2009 and will be charged to interest expense over the term of the credit arrangement. During 2008, Hercules charged the Company approximately $2,725 in interest on outstanding debt and $1,660 in other costs associated with the loan agreement. Fees charged during 2008 were outstanding at December 31, 2008 and included as a component of aggregate outstanding debt at the November 20, 2009 restructuring date.

Consulting Services

During 2006, the Company entered into a consulting agreement with Corrugated Service Corp. which does business as Amtech and is owned by Cosmo T. DeNicola, an officer and director of InfoLogix prior to the Company’s merger with New Age Translation, Inc., and a stockholder of InfoLogix. The consulting agreement continued until December 31, 2008. Despite the termination of the consulting agreement, the Company continued to use Amtech for services during 2009.

Amtech provided certain software development consulting services. For the years ended December 31, 2009, 2008 and 2007, the Company paid Amtech approximately $173, $1,661 and $812, respectively.

Support Services.

During 2006, the Company entered into a services agreement with Futura Services, Inc.  (“Futura”) which is owned by the wife of Cosmo T. DeNicola, an officer and director of InfoLogix prior to its merger with New Age Translation, Inc., and a stockholder of InfoLogix.  The services agreement granted Futura the exclusive right to provide certain outsourcing services and functions to support certain equipment that is used in the Company’s business.

On March 2, 2009, the Company entered into a master services agreement, which superseded the services agreement with Futura. The master services agreement will continue until December 31, 2013, unless terminated earlier. Pursuant to the master services agreement, Futura is granted the exclusive right to provide certain outsourcing services and functions to support equipment that is used in the Company’s business. The Company issues purchase orders for specified services to be provided by Futura and the services are set forth in mutually agreed statements of work. Futura will maintain its exclusive right to provide services until the earlier of the termination of the master services agreement or the fulfillment by Futura of services under statements of work in the amount of $1,500 for any calendar year during the term of the master services agreement, after which point the Company may use other providers to perform the services for the balance of that calendar year, provided that Futura is given the right to perform the services on the same terms and conditions as the other providers.

Under the terms of the master services agreement, Futura bears the risk of loss for the services rendered under the master services agreement and statements of work, including, but not limited to all costs (subject to certain exclusions) related to warranty, extended warranty and call center services that are sold by the Company to its customers and to post- and pre-production of kitting (assembly and packaging), imaging and shipments to customers. The Company has a minimum annual commitment to purchase services from Futura as described above in an aggregate amount of $1,500 per year through

2013.

Professional Recruiting Services

The Company maintains a business relationship with Gulian & Associates, which is owned by the wife of David T. Gulian, the President and Chief Executive Officer and director and stockholder. Under the terms of the arrangement, Gulian & Associates provides the Company with retainer-based professional recruiting services, on a non-exclusive basis. Gulian & Associates is paid a success fee of 20% of a newly hired person’s annual base salary for employees introduced to the Company by Gulian & Associates; one-third of the fee is invoiced at the time the hiring request is made, the remainder is invoiced only upon successful placement of a candidate into the role. Fees earned for the years ended December 31, 2009, 2008 and 2007 were $178, $225 and $159, respectively.

NOTE J—EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan covering substantially all employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax deferred salary deductions for eligible employees. Company contributions are at the discretion of the board of directors. The Company did not make a contribution to the plan for 2009, 2008 or 2007.

NOTE K—CONCENTRATIONS OF CREDIT RISK

During the years ended December 31, 2009, 2008 and 2007, the Company had one, one and two vendors, respectively, that individually comprised 10% or more of cost of revenues.

As a percentage of total net revenue, the Company’s five largest customers accounted for, in the aggregate, approximately 38%, 34%, and 34% of net revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE L—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Employment Agreements

The Company’s employment agreements with its Chief Executive Officer and President and Chief Financial Officer (collectively Executives) expired on December 31, 2008. On March 13, 2009 the Company entered into severance agreements with both Executives. Each severance agreement provides, in the event of termination of the Executive’s employment, for predefined payments based on the Executive’s then current wage base in exchange for non-compete and non-solicitation agreements.

NOTE M—INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Accordingly deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax business and other planning strategies will enable the Company to utilize the operating loss carryforwards. The Company’s evaluation of the realizability of deferred tax assets considers both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.

As of December 31, 2009, the Company has federal net operating losses (NOLs) of approximately $20 million.. As a result of limitations under Section 382 for the change in control, the Company’s ability to utilize the NOLs to offset future taxable income is limited to approximately $156 per year over the next 20 years. The Company determined that it is more likely than not that it will not be able to use the net operating losses and other deferred tax assets to reduce future tax liabilities and has recorded a full valuation allowance at December 31, 2009 and 2008.  If not used, the NOLs will expire beginning in the year 2024.State NOLs which are also limited under Section 382, are subject to expiration in varying years starting in 2013 through 2027.

The provision for income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007

Current income tax expense (benefit):
Federal	$—	$—	$—
State	53	28	8

	53	28	8
Deferred income tax expense (benefit):
Federal	529	2,939	(1,487)
State	63	468	(233)

	592	3,407	(1,720)

Income tax expense (benefit)	$645	$3,435	$(1,712)

Deferred tax assets and liabilities are detailed as follows:

	December 31,
	2009	2008

Allowance for doubtful accounts	$1	$153
Inventory	651	198
Accrued expenses	716	170
Valuation allowance	(1,368)	(521)

Deferred tax asset-current	—	—

Property and equipment	(25)	(127)
Intangible assets	(144)	(37)
Operating loss carry forwards	1,917	4,885
Stock based compensation	611	1,729
Valuation allowance	(2,951)	(6,450)

Net deferred tax liability-long-term	(592)	—

Total net deferred tax liability	$(592)	$—

A reconciliation of the United States statutory income tax rate to the effective income tax rate is as follows:

	Year ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate

Tax at the Federal statutory rate	$(5,088)	34.0%	$(3,315)	34.0%	$(1,656)	34.0%
State taxes	(26)	0.2%	(243)	2.5%	(225)	4.6%
Permanent differences	304	-2.0%	38	(0.5)%	11	(0.2)%
Other	570	-3.8%	(17)	0.2%	158	(3.3)%
Limitation of net operating loss carryforward	7,538	-50.4%	—	0.0%	—	0.0)%
Valuation allowance	(2,653)	17.7%	6,972	(71.5)%	—	0.0%
	$645	-4.3%	$3,435	(35.3)%	$(1,712)	35.10%

NOTE N—ACQUISITION OF ASSETS OF DELTA HEALTH SYSTEMS, INC.

On May 2, 2008, the Company, through its wholly-owned subsidiary InfoLogix Systems Corporation (Systems), acquired substantially all of the assets and assumed certain liabilities of Delta Health Systems, Inc. (Delta) pursuant to an asset purchase agreement. The assets acquired related to Delta’s business of providing strategic cost management consulting services and web-based management data collection and work-flow analytics to the healthcare industry, and included cash, accounts receivables, the rights to existing relationships with customers, vendors and partners, certain tangible personal property and certain intangible rights and property. The liabilities assumed related to customer contracts and accrued expenses.

The purchase price paid by the Company was $1,673, which consisted of $1,465 in cash and $208 in acquisition costs. The Company and Delta also entered into an earn-out agreement pursuant to which Delta is eligible to earn additional consideration in the subsequent two year period (each year, an “Earn-out Period”) after the closing of the transaction. Under the terms of the Earn-out Agreement, Delta was able earn up to $500 in the first Earn-out Period and up to $500 in the second Earn-out Period upon achievement of gross revenue targets described in the Earn-out Agreement. The additional cash consideration will not be accounted for by the Company until such time as payment of this additional consideration is considered probable, if any pursuant to the terms of the agreement. At the end of the two year period, if Delta has not already earned the $1,000 of additional consideration in respect of each of the two Earn-out Periods, Delta may earn an amount equal to the $1,000 of additional consideration less any amounts previously paid in respect of the two Earn-out Periods upon the achievement of certain cumulative financial milestones during the two-year earn-out period. At the point the consideration is considered probable, the Company will record it as an adjustment to the purchase price.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, as follows:

Assets acquired:
Accounts receivable	$28
Property and equipment	2
Goodwill	1,179
Customer relationships	402
Non-compete agreements	62
Trademarks/trade names	43
Total assets acquired	1,716

Liabilities assumed:
Current liabilities	43
Net assets acquired	$1,673

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

Delta earned $430 for the earn-out period ended May 2, 2009. As a condition to and in connection with the Hercules Restructuring on November 20, 2009, the Company’s wholly-owned subsidiary, Systems entered into a letter agreement with Delta whereby the parties agreed to restructure the outstanding obligation under the earn-out.  In lieu of the $430 payment, commencing as of September 1, 2009, Delta is participating in a commission plan, under which Systems pays Delta a monthly commission equal to 11.5% of collected revenue from Delta’s business that the Company generates, if any, during the applicable month.  Delta released Systems from all obligations under the Delta Earn-out Agreement relating to the earn-out period ended May 2, 2009.  All other terms and conditions of the Delta Earn-out Agreement, including the rights and obligations of the parties with respect to the earn-out period ending May 2, 2010, if any, remain in full force and effect.  Commissions earned for the year-ended December 31, 2009 was $132.

NOTE O—ACQUISITION OF ASSETS OF AWARE INTERWEAVE, INC.

On May 16, 2008, the Company, through its wholly-owned subsidiary InfoLogix Systems Corporation, acquired substantially all of the operating assets and assumed certain liabilities of Aware Interweave, Inc. (Aware) pursuant to an asset purchase agreement. The assets acquired related to Aware’s business of providing mobile solutions to a variety of industries including the healthcare and life sciences industries, and included cash, accounts receivable, the rights to existing relationships with customers, vendors and partners, certain tangible personal property and certain intangible rights and property. The liabilities assumed consist of current accounts payable and accrued expenses.

The purchase price paid by the Company consisted of cash and shares of the Company’s common stock. The total purchase price paid by the Company is as follows:

Cash paid, net of cash received	$1,318
Common stock issued	1,030
Acquisition costs	131
$2,479

At closing, the Company issued 20,000 shares of common stock, which was valued at $1,030 based on the average closing market price of the Company’s common stock from May 13, 2008 through May 21, 2008. The issuance of the shares of common stock was unregistered and the shares are subject to a two-year lockup.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, as follows:

Assets acquired, excluding cash:
Accounts receivable	$204
Prepaid expenses	12
Property and equipment	11
Goodwill	1,697
Customer relationships	175
Software	500
Trademarks/trade names	18
Non-compete agreements	54
Total assets acquired	2,671

Liabilities assumed:
Current liabilities	192
Net assets acquired	$2,479

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

NOTE P—2008 EMPLOYEE STOCK PURCHASE PLAN

On January 1, 2008, the Company established the 2008 Employee Stock Purchase Plan (ESPP). The purpose of the ESPP is to provide the Company’s employees the opportunity to purchase common stock through accumulated payroll deductions. The ESPP is administered by the Board of Directors. The Company has reserved 40,000 shares for use in the ESPP. The purchase price of the common stock is at an amount equal to 85% of the fair market value of a share of common stock on the enrollment date or the exercise date, whichever is lower. The ESPP has consecutive three month offering periods commencing on the first trading day of each calendar quarter. An eligible employee may become a participant in the ESPP by completing a subscription agreement authorizing payroll deductions not to exceed 10% of the employee’s compensation. These payroll deductions commence on the first payroll date following the enrollment date and end on the last payroll date in the offering period.

On the enrollment date of each offering period, each eligible participating employee is granted an option to purchase on the exercise date of such offering period up to a number of shares of the common stock determined by dividing the employee’s payroll deductions accumulated prior to such exercise date by the applicable purchase price. Employees are not permitted to purchase more than 100 shares during each offering period. The option for the purchase of shares is exercised automatically and purchases of shares are effective on the last day of each quarter. The maximum number of full shares subject to the option are purchased for such participant at the applicable purchase price with the accumulated payroll deductions in his or her account.

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

During 2009, the Company issued 6,275 shares in connection with the ESPP for which it received $65 in cash.  The Company issued 6,919 shares during 2008 for which it received $158 in cash.

NOTE Q—STOCK-BASED COMPENSATION

In November 2006, the Company’s Board of Directors approved the 2006 Equity Compensation Plan (Plan). In accordance with the Plan, the Board of Directors may grant options to purchase shares of the Company’s common stock to employees, officers, consultants and non-employee directors. The Plan, as originally approved provides for the issuance of options to purchase up to 154,400 shares of the Company’s common stock. The Plan was amended in January 2010, to increase the number of shares authorized to 1,840,000 shares.

The Plan provides that employees, consultants and non-employee directors are eligible to receive nonqualified stock options, while only employees are eligible to receive incentive stock options. The incentive stock options offer employees certain tax advantages that are not available under nonqualified stock options. The Board of Directors, or a committee thereof whose members are appointed by the Board of Directors, administers the Plan, and has discretion in setting the terms of options granted to employees, consultants and non-employee directors.

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.  Expected volatilities are calculated based on the historical volatility of the stock.  Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The simplified method is used to estimate the period of time that options granted are expected to be outstanding. The risk free interest rate for periods within the contractual life of an option is based on the interest rate of a 5-year U.S. Treasury Note in effect on the grant date. The estimated fair value is amortized on a straight line basis over the requisite service period of the award, which is generally the vesting period.  Employee options typically vest with respect to 25% of the shares one year after the options’ grant date and the remainder ratably on an annual basis over the following three years. Director options typically vest with respect to 50% of the shares six months after the options’ grant date and the remainder ratably on a monthly basis over the following three years.

The Company estimated the fair value of options granted using the following range of assumptions:

	Year Ended December 31,
	2009	2008	2007

Expected life in years	6.00	5.00	5.00
Risk-free interest rate	1.25%-2.15%	2.5% - 3.3%	3.5% - 4.0%
Volatility	123.36%-137.89%	64.3% - 81.2%	57.9% - 61.4%
Dividend yield	0.0%	0.0%	0.0%
Fair value of grants	$1.35-$10.25	$15.25-$36.25	$30.25-$34.25

Number of Shares	129,635	32,440	25,400

The following table details stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	84,480	$50.00	9.92	$6,653
Granted	25,400	68.25
Forfeited	(1,460)	50
Expired	—	—
Exercised	—	—
Outstanding at January 1, 2008	108,420	56.50	9.27	415
Granted	32,440	36.75
Forfeited	(9,160)	52.00
Expired	—	—
Exercised	—	—
Outstanding at January 1, 2009	131,700	50.00	8.49	—
Granted	18,035	11.00
Forfeited	(11,980)	43.75
Expired	(8,120)	52.00
Exercised	—	—
Outstanding at December 31, 2009	129,635	$45.25	7.74	$—
Vested shares at December 31, 2009	69,450			$6,858
Exercisable shares at December 31, 2009	69,450			$7,275

The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

The recognized compensation cost for stock options granted to employees was approximately $853, $960 and $828 for the years ended December 31, 2009, 2008 and 2007 respectively.  At December 31, 2009, the amount of stock based compensation to be recognized over future periods is approximately $1,500.

The Company recorded an income tax benefit for 2007 of approximately $1,418 related to the granting of the nonqualified options and warrants. The Company did not record an income tax benefit for options during 2009 and 2008.

NOTE R- FAIR VALUE MEASUREMENTS

The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on the Company’s consolidated balance sheets are categorized as follows:

Level 1-  Observable inputs such as quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2-  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3-  Unobservable inputs for which there is little or no market activity, which require the Company to develop its own assumptions

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following table details the assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at December 31, 2009
	Carrying Value	Level 1	Level 2	Level 3

Warrant liability	$2,762	$—	$2,762	$—

The fair value of derivative instruments is estimated using the Black Scholes valuation model with observable inputs.

As discussed in Note F, in connection with the Hercules Restructuring, the Company issued 2,691,790 shares of the Company’s common stock and a warrant to purchase 672,948 fully paid and non-assessable shares of the Company’s common stock which were valued at $9,421 and $2,159, respectively.  The fair value of the common stock was determined to be $3.50 per share which represents the closing price of the Company’s common stock as traded on the NASDAQ Capital Market.

NOTE S—SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

2009 Quarter Ended	December 31	September 30	June 30	March 31

Revenues	$21,348	$22,345	$24,411	$18,812
Gross profit	4,984	5,946	4,578	4,135
Net loss	(10,874)	(2,062)	(4,781)	(4,671)
Loss per share - basic and diluted	$(4.89)	$(2.00)	$(4.65)	$(4.56)

Weighted average shares outstanding	2,223,726	1,030,365	1,027,408	1,024,126

2008 Quarter Ended	December 31	September 30	June 30	March 31

Revenues	$26,759	$23,824	$26,347	$23,786
Gross profit	6,837	6,210	7,288	6,205
Net loss	(9,133)	(2,520)	(540)	(991)
Loss per share - basic and diluted	$(8.95)	$(2.47)	$(0.54)	$(0.99)

Weighted average shares outstanding	1,020,737	1,019,092	1,007,748	996,738

NOTE T- OPERATING SEGMENTS

The Company has two reportable operating segments: commercial and healthcare. Each of the reportable segments provide similar products and services, with a focus on primary vertical markets. The implementation and support organizations in both the healthcare and commercial segments provide solutions that include consulting, business software applications, mobile managed services, mobile workstations and devices, and wireless infrastructure. The accounting policies of each segment are the same as those described in Note A - Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on gross profit and does not allocate assets among segments. There are no intersegment sales or transfers.

	Year ended December 31, 2009
	Healthcare	Commercial	Total
Net revenues	$50,352	$36,564	$86,916
Cost of revenues	36,577	30,696	67,273
Gross profit	$13,775	$5,868	$19,643

	Year ended December 31, 2008
	Healthcare	Commercial	Total
Net revenues	$64,404	$36,312	$100,716
Cost of revenues	44,364	29,812	74,176
Gross profit	$20,040	$6,500	$26,540

NOTE U- SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,924	$2,253	$873

Non-cash investing and financing activities:
Capital lease obligations incurred for new equipment	12	186	125

Issuance of common shares in connection with acquisitions	—	1,030	3,363
Issuance of long-term debt in connection with acquisitions	—	—	4,000
Issuance of common shares to advisor for services rendered	—	38	66
Liability incurred for financing cost	450	900	—
Issuance of common shares and warrants in connection with the Hercules Restructure	11,580	—	—
Reclassification of equity component of Term Loan B	2,368	—	—

NOTE V- SUBSEQUENT EVENTS

On February 19, 2010, the Company and its subsidiaries entered into the Amendment No. 1 (Amendment 1) to the Amended Loan Agreement with Hercules, which provides the Company with an Equipment Loan allowing it to request up to $3,000 in borrowings for use in purchasing equipment (the Equipment Loan). The Company may borrow in minimum increments of $250 under the Equipment Loan, subject to valid, verified purchase orders acceptable to Hercules from suppliers approved by Hercules in its sole discretion.  In connection with any advances, the Company will be charged a fee of 3% of the purchase price identified in the relevant purchase orders. All customer receipts related to sales of products financed by the Equipment Loan will be placed in a lockbox account under the exclusive control of Hercules and customer receipts will be applied first to payment of the Equipment Loan fee, second, to the outstanding principal on the Equipment Loan and third, to all other obligations existing under the Equipment Loan. After such application, the excess in the lockbox account will be returned to the Company, unless an event of default exists or could reasonably be expected to exist, in which case, Hercules may apply the excess in the lockbox account to any obligation under the Amended Loan Agreement. The Equipment Loan bears interest at a rate of 1.5% per month and Hercules’ commitment terminates on April 30, 2010

On March 25, 2010, Hercules advanced to the Company an additional $1,350, initially applied to the outstanding balance on the Company’s revolving line of credit facility. The advance increased the outstanding indebtedness on the revolving line of credit to $8,909, and was provided as an extension above the Company’s eligible borrowing base.

On April 6, 2010, the Company entered into Amendment No. 2 (Amendment 2) to the Amended Loan Agreement with Hercules. Pursuant to Amendment 2, Hercules funded a term loan in an original principal amount of $1,350 (Term Loan C). The proceeds of Term Loan C were used to repay outstanding overadvances under the revolving credit facility under the Amended Loan Agreement. Interest on Term Loan C will accrue at a rate of 8% per annum and, at the discretion of Hercules, is payable either in cash or in kind by adding the accrued interest to the principal of Term Loan C. All principal outstanding on Term Loan C will be due and payable on April 1, 2013. Term Loan C may be converted into shares of the Company’s common stock at a price of $3.276 per share at any time at Hercules’ option. The Company may prepay Term Loan C without incurring a prepayment penalty charge. The Company also entered into a registration rights agreement with Hercules whereby it agreed to register the shares underlying Term Loan C and certain interest that may be paid in shares.

Amendment 2 also amended the interest payment options under Term Loan B such that Hercules now has the option, in its sole discretion, to require any and all interest on Term Loan B to be paid in cash, in kind or in shares of common stock of the Company rather than 2.5% as PIK and the balance in cash or conversion of the 2.5% PIK interest into cash or shares only if certain pre-defined metrics are maintained. The number of shares into which accrued interest will be converted will be determined based on the adjusted 60-day average trading price of the Company’s common stock on the date of Hercules’ election to convert the interest into shares.

Amendment 2 also amends the default interest payment options under the Amended Loan Agreement. Whereas prior to Amendment 2, default rate interest was payable in cash or in kind by adding the accrued interest to the outstanding principal amount, pursuant to Amendment 2, Hercules now has the option to elect to have default rate interest paid in cash, in kind or in shares of the Company’s common stock. All default rate interest paid in kind will be added to the outstanding principal amount on Term Loan B, notwithstanding on which loan the interest has accrued. If Hercules elects to have default rate interest paid in shares, the number of shares into which such accrued default rate interest will be converted will be determined based on the adjusted 60-day average price on the date of Hercules’ election to convert the interest into shares.

On February 10, 2010, Hercules sent the Company a letter notifying the Company of an event of default as of February 5, 2010 and charging the Company a default interest rate of an additional 3% to the applicable regular interest rate for the period starting February 5, 2010. Events of Default are continuing and default rate interest will be payable monthly on the same date as regular interest unless Hercules chooses to demand payment of default interest on another date.

Hercules has not chosen to accelerate the Company’s obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies under the loan and security agreement. The Company does not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations.

On February 17, 2010, Wayne D. Hoch resigned as a director of the Company. His resignation was not due to any disagreement with the Company. As of the date of his resignation, Mr. Hoch was the chairman of the Audit Committee of the Board of Directors, as well as a member of the Compensation Committee and the Nominating and Governance Committee of the Board of Directors.

On April 6, 2010, the Board of Directors elected Melvin L. Keating to the Board of Directors. Mr. Keating, an independent director, has been appointed to the Audit Committee and now serves as its chairman.

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

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure but based on a letter received from our independent registered public accounting firm discussed below were not operating in an effective manner.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting. As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. As defined in the rules of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

1.                                       Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and the dispositions of assets of the Company;

2.                                       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and Board of Directors; and

3.                                       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2009, our internal control over financial reporting was not effective due to the existence of a material weakness.  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Material Weakness Identified

In connection with its audit of our consolidated financial statements for the period ended December 31, 2009, our independent registered public accounting firm identified deficiencies in internal control related to our accounting for the Hercules Restructuring.  Specifically, our independent registered public accounting firm found that we failed to properly apply the Debt Topic of the FASB Accounting Standards Codification and failed to timely make certain material adjustments required in connection with the Hercules Restructuring, including recording a $5,800 loss on debt extinguishment and a $4,400 increase in additional-paid-in-capital.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.

Changes in internal controls over financial reporting

We continually seek ways to improve the effectiveness and efficiency of the Company’s internal controls over financial reporting, resulting in frequent process refinement. However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal period to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The Board of Directors believes that it is necessary for each of the Company’s directors to possess many qualities and skills. When assessing new candidates, the Nominating and Governance Committee considers the evolving needs of the Board of Directors and identifies prospective directors that fill any current or anticipated need. In addition, pursuant to the terms of the Debt Conversion Agreement, HTI, our majority stockholder, currently has the contractual right to nominate at least three members of our Board of Directors and the Chief Executive Officer will also be one of our directors. Our goal is to assemble a Board of Directors that operates cohesively and works with management in a constructive way so as to deliver long term stockholder value. Although we do not have a formal diversity policy, our Nominating and Governance Committee and Board of Directors consider the diversity of directors in many different forms, including diversity of executive and professional experience and perspectives, in our nominating process.

We believe that our current Board of Directors consists of individuals who have achieved success in their chosen professions and possess high integrity and intellect. They are committed to being informed about our industry, our company, and its key constituents including customers, suppliers, stockholders and management. Our Board of Directors has identified the following skills that are most important to our long-term success: accounting and finance knowledge, business judgment, leadership ability, experience in the information technology, healthcare and/or commercial industries, and development of early stage and/or growing middle market companies.

Information about each director’s specific experience, qualifications and skills can be found in the biographical information below. Each of our directors serves a one-year term until his successor has been duly elected and qualified.

Mark S. Denomme, 43, joined our Board of Directors in November 2009. He is a Managing Director at Hercules (NASDAQ: HTGC), a specialty finance company providing venture debt and equity to venture capital and private equity-backed technology and life science companies at all stages of development and the parent corporation of HTI. Mr. Denomme has over 20 years of experience in financial services. Prior to joining Hercules, Mr. Denomme was a Senior Vice President at Brown Brothers Harriman & Co., focusing on investments in middle market healthcare companies. From 2000 to 2006, Mr. Denomme was a Managing Director and co-founder of Consilium Partners, an investment banking firm focused primarily on sell-side and buy-side engagements for lower middle market companies. From 1997 to 2000, Mr. Denomme was a Director in the Leveraged Finance group of BancBoston Robertson Stephens, focusing on originating loan syndication and high yield debt opportunities for the firm’s technology and media clients. From 1988 to 1997, Mr. Denomme was a commercial lender with Bank of Boston focused on structured debt opportunities with technology and media-related companies. Mr. Denomme holds a BBA degree from the University of Michigan. Mr. Denomme was nominated for election as director by HTI pursuant to its rights under the Debt Conversion Agreement. We and Mr. Denomme are party to a director indemnification agreement whereby we have agreed to indemnify him, to the fullest extent permitted by the law of the State of Delaware, from indemnifiable losses arising as a result of his role as a member of our Board of Directors.

Mr. Denomme’s experience in financial services positions, including significant management-level experience working in an investor or lender capacity with developing and middle markets companies in the technology, healthcare and life sciences industries, provides him with a strong understanding of the needs of a growing middle market company in our industry and finance knowledge, which is particularly useful in understanding our financial and liquidity needs.

David T. Gulian, 45, co-founded InfoLogix in 2001 and serves as our President and Chief Executive Officer. Mr. Gulian has served as a member of our Board of Directors since November 2006 and as a member of the Board of Directors of InfoLogix Systems Corporation, our wholly-owned subsidiary, since 2001. Mr. Gulian guided InfoLogix from a privately held company to a NASDAQ listed public company raising over $17,000 in initial capital and over $40,000 in growth capital to date. He has acquired and integrated several technology and IP companies at InfoLogix. Mr. Gulian has over 20 years of industry experience with leading information technology and enterprise mobility firms including extensive experience in the mobile technology space for commercial and healthcare industries. Setting the vision, he has cultivated business for product and go to market strategies for all entities and subsidiaries of InfoLogix. Prior to the formation of InfoLogix, Mr. Gulian co-founded, and from 1996 to 2001 served as President of, Prologix, a provider of mobility systems and wireless platforms. Prologix merged with Datavision in 1999. Prior to Prologix, Mr. Gulian was the Vice President of RF Mobile Solutions from 1994 to 1996. Mr. Gulian has provided advisory services to multiple companies and boards through the years.

Mr. Gulian, as co-founder of the Company and President and Chief Executive Officer of InfoLogix, Inc., possesses a thorough knowledge of our day-to-day operations, well-developed business judgment, leadership ability and a deep working knowledge of our industry.

Manuel A. Henriquez, 46, joined our Board of Directors in November 2009. Mr. Henriquez is the co-founder, Chairman and CEO of Hercules (NASDAQ: HTGC), a specialty finance company providing venture debt and equity to venture capital and private equity-backed technology and life science companies at all stages of development and the parent corporation of HTI. Prior to co-founding Hercules, Mr. Henriquez was a partner at VantagePoint Venture Partners, a $2.5 billion multi-stage venture capital firm, where he was an active equity investor and board member of many leading communications and software companies. From 1997 to March 2000, Mr. Henriquez was at Comdisco Ventures, where he was the president and chief investment officer, along with other senior level positions. While at Comdisco Ventures, he co-headed the investment activities for more than $2 billion in investments to venture backed companies. Earlier in his career, Mr. Henriquez was a vice president at Robertson Stephens & Co.’s late stage equity venture fund, CrossLink Capital (fka Omega Ventures). From 1987 to early 1991, Mr. Henriquez was a vice president at BancBoston Ventures, the Bank of Boston’s early stage venture capital fund. He also was in the Bank of Boston’s specialized High Technology Lending Group. In addition to his extensive debt and equity investment experience, Mr. Henriquez has held various senior executive level operating positions at companies, including ON Technology (NASDAQ: ONTC), a Kleiner Perkins Caufield & Byers

venture backed software company acquired by Symantec (NASDAQ: SYMC). He was also the founder of various technology companies including HealthyPets, acquired by Petopia.com. Mr. Henriquez earned his B.S. in Business Administration and Finance from Northeastern University. Mr. Henriquez has also served on the board of directors of many technology companies, including Alopa Networks (acquired by C-Cor: CCBL), Asiner, S.A. (Mexico City), eAssist Solutions (acquired by Talisma), New Channel (acquired by LivePerson: LPSN), Qiva (acquired by TradeBeam). Savvion, STSN, and Think Engines (acquired by Cognitronics: CGN). Mr. Henriquez was nominated for election as director by HTI pursuant to its rights under the Debt Conversion Agreement. We and Mr. Henriquez are party to a director indemnification agreement whereby we have agreed to indemnify him, to the fullest extent permitted by the law of the State of Delaware, from indemnifiable losses arising as a result of his role as a member of our Board of Directors.

Mr. Henriquez co-founded Hercules and currently serves as its Chairman and Chief Executive Officer. As the founder and leader of a NASDAQ-listed company, he possesses well-developed business judgment and leadership ability in running and growing a company. Through these roles, he also understands the needs of a growing middle market company in our industry and has financial knowledge. Mr. Henriquez is a member of the Compensation Committee and the Nominating and Governance Committee of our Board of Directors.

Melvin L. Keating, 63, joined our Board of Directors in April 2010: Mr. Keating is currently providing investment advice and other services to various private equity forms. He was President and Chief Executive Officer of Alliance Semiconductor Corporation, a worldwide manufacturer and seller of semiconductors, from 2005 to 2008.  From 2004 to 2005, Mr. Keating served as Executive Vice President, Chief Financial Officer and Treasurer of Quovadx Inc., a healthcare software company. Mr. Keating was employed as a Strategy Consultant for Warburg Pincus Equity Partners from 1997 to 2004, providing acquisition and investment target analysis and transactional advice. Mr. Keating also was President and Chief Executive Officer of Sunbelt Management Company, a private, European-owned real estate development firm, from 1995 to 1997. From 1986 to 1995, Mr. Keating was Senior Vice President, Financial Administration of Olympia & York Companies/Reichmann International, responsible for joint ventures, financial reporting and acquisitions. Mr. Keating is also a director of White Electronic Designs Corp., serving on its Audit Committee and Operations Committee, a director of Aspect Medical Systems Inc., serving on its Strategic Committee and Compensation Committee, and serves on the advisory board of BTI Systems, Inc. During the course of his career, Mr. Keating has served on the Board of Directors of seven publicly-traded organizations, including serving as audit committee chair at Integrated Silicon Solutions Inc., Plymouth Rubber Co., Price Legacy Corp., a REIT that he helped to create, Tower Semiconductor, and LCC International, Inc.  Mr. Keating holds a B.A. degree from Rutgers University, as well as an M.S. in Accounting and M.B.A in Finance, both from The Wharton School of the University of Pennsylvania.

Mr. Keating has significant executive-level leadership experience and possesses business judgment and leadership ability in establishing, developing and running growing companies like ours. His experience and education has also provided him with financial expertise, including in roles where has been called on to exercise an important oversight function.  Mr. Keating is the Chairman of the Audit Committee of our Board of Directors

Thomas C. Lynch, 67, joined our Board of Directors in November 2006. He has served as a Senior Vice President of The Musser Group, a private equity and venture advisory firm since January 2008. Since September 2008 he serves as a managing director for Jones Lang LaSalle. From 2001 through September 2008, he served as a Senior Vice President of The Staubach Company, a real estate advisory firm. From 1995 to 2000, Mr. Lynch served as a Senior Vice President for Safeguard Scientifics, Inc., a public investment firm specializing in expansion financing, management buyout, recapitalization, industry consolidation, and early-stage transactions. While at Safeguard, he served from 1998 to 2000 as President and Chief Operating Officer at CompuCom Systems, a subsidiary of Safeguard. Following a 31 year career of Naval service after graduating from the U.S. Naval Academy, he retired with the rank of Rear Admiral in 1995. Mr. Lynch’s Naval service included Chief, Navy Legislative Affairs, command of the Eisenhower Battle Group during Operation Desert Shield and Superintendent of the U.S. Naval Academy from 1991 to 1994. Mr. Lynch serves as a director on the following boards: PRWT Services, Buckeye Insurance Company, Pennsylvania Eastern Technology Council, the Armed Forces Benefit Association (5 Star Life), Mikros Communications (serves on the audit committee), Telkonet (serves on the audit committee), and USO World Board of Governors. He also serves as a trustee of the U.S. Naval Academy Foundation.

Mr. Lynch has significant executive-level leadership experience in the areas of venture capital, private equity and expansion financing, and developed leadership qualities from his experience in command positions with the United States Navy and as the superintendent of the Naval Academy.  By virtue of these experiences and his participation on the boards of directors of other companies, he brings business judgment, leadership ability, financial knowledge and an understanding of the needs of developing middle market companies like ours.  Mr. Lynch is the Chairman of the Nominating and Governance Committee of our Board of Directors.

Roy Y. Liu, 49, joined our Board of Directors in November 2009. He is is a Managing Director at Hercules (NASDAQ: HTGC), a specialty finance company providing venture debt and equity to venture capital and private equity-backed technology and life science companies at all stages of development and the parent corporation of HTI. Previously, he was a Vice President at GrandBanks Capital and led the firm’s investment in Colubris Networks (acquired by Hewlett-Packard), and was a board observer for CXO Systems and GlassHouse Technologies. Mr. Liu co-founded Imperial Bank’s Boston office in 1997, providing debt financing for venture-backed companies. In addition, Mr. Liu has served as Chief Financial Officer of several technology start-ups. Mr. Liu started his finance career in the Acquisition Finance Division of the Bank of Boston. Prior to his career in finance, Mr. Liu worked at IBM in research & product development. He holds a BS degree in Electrical Engineering and a Masters in Business Administration from the University of Michigan. Mr. Liu was nominated for election as director by HTI pursuant to its rights under the Debt Conversion Agreement. We and Mr. Liu are party to a director indemnification agreement whereby we have agreed to indemnify him, to the fullest extent permitted by the law of the State of Delaware, from indemnifiable losses arising as a result of his role as a member of our Board of Directors.

Mr. Liu’s experience in financial services positions, including significant experience working with developing and middle markets companies and his experience serving as the chief financial officer of several companies in the technology, healthcare and life sciences industries, provide him with a strong understanding of the needs of a growing middle market company and accounting and financial knowledge, which is particularly useful in understanding our financial and liquidity needs.

Thomas O. Miller, 58, joined our Board of Directors in November 2006. He is currently a partner in The SAGE Company, which assists small to mid-size companies by providing consulting services to build increased levels of company performance and value. Mr. Miller was President of Intermec Technologies, a supply chain information systems provider, from 2004 to 2005 and a corporate officer in UNOVA Corporation, Intermec’s parent company, from 2001 to 2006. Mr. Miller also served as Intermec’s Executive Vice President, Global Sales and Marketing from 2001 to 2003 and Senior Vice President, Sales Americas and as Senior Vice President of System and Solutions from 1999 to 2001. From 1982 to 1999, he served in various positions with Norand Corporation including President and Senior Vice President of Sales, Marketing and Operations, helping in the development of Norand’s point-of-sale, wireless and direct store delivery automation businesses and in its 1997 sale to Western Atlas Corporation. Mr. Miller serves on the board of directors for Socket Mobile, Inc. From 1996 to 2001, Mr. Miller was a member of the board of directors of Eagle Point Software, a NASDAQ-listed architecture, civil engineering, and landscaping software company and, from 2003 to 2006, Mr. Miller served as Chairman of the Board of directors of the Automatic Identification and Mobility Association.

Mr. Miller’s experience as a partner in The SAGE Group, prior executive leadership roles, and current and prior service on boards of directors of other companies provide him with well-developed business judgment and accounting and financial knowledge, as well as a particular understanding of developing middle market companies. As a result of his experiences with Intermec, UNOVA and Norand, he possesses a deep knowledge of our industry and product offerings. Mr. Miller is the Chairman of the Audit Committee of our Board of Directors.

Executive Officers

Set forth below is biographical information concerning the non-director executive officers of InfoLogix, Inc.:

John A. Roberts, 51, has served as our Chief Financial Officer since September 2006 and our Secretary since November 2006. Mr. Roberts served as Acting Chief Financial Officer and Secretary of Clarient, Inc., a publicly-traded provider of diagnostic laboratory services, from February 2006 until August 2006. Mr. Roberts served as Chief Financial Officer and Secretary of Daou Systems, Inc., a publicly-traded professional services consulting business specializing in healthcare information technology, from 2003 to 2006. From 2001 to 2002, Mr. Roberts served as the Vice President of Business Development for MEDecision, Inc., a software products company providing medical management solutions for managed care organizations. From 1999 to 2001, Mr. Roberts held the position of Senior Vice President of Corporate Development and Chief Financial Officer for HealthOnline, Inc., a provider of web-based community hosting services. Since 2009, Mr. Roberts is a member of the Board of Directors for the Drug Information Association and is chairman of the association’s audit committee. His term expires in 2011. Mr. Roberts earned a Bachelor of Science and a Master’s degree in Business Administration from the University of Maine.

Eric N. Rubino, 51, has served as our Chief Operating Officer since November 2007. Before joining InfoLogix, Mr. Rubino served as the Chief Operating Officer of Neoware, a publicly-traded provider of thin client computing devices, software and services, where he was responsible for overseeing operations, customer service, engineering, information technology, administration and human resources from 2002 to September 2007. Before joining Neoware, Mr. Rubino worked for SAP Americas, a subsidiary of business software company SAP AG, from 1991 to 2002 and served as its Senior Vice President, General Counsel and Corporate Secretary from 1995 to 1999 and Chief Operating Officer from 1999 to 2002. Mr. Rubino earned a Bachelor of Science in Marketing from Rider University, a Master’s degree in Business Administration from St. Joseph’s University, and a Juris Doctor from Widener University School of Law.

Gerald E. Bartley, 67, has served as Executive Vice President and as Managing Director of our HIA Consulting group since September 2007. Mr. Bartley served as President and Chief Executive Officer of Healthcare Informatics Associates, Inc., a specialized healthcare consulting business, from 1996 to September 2007. Before joining Healthcare Informatics Associates, Inc., Mr. Bartley served as Vice President for BRC Healthcare, a hospital IT outsourcing firm from 1994 to 1996. In addition, Mr. Bartley served in various management capacities for the Healthcare Division of Alltel/TDS Healthcare Systems, an HIS software and outsourcing corporation, from 1982 to 1994, Mr. Bartley served as Chief Information Officer of Washoe Medical Center, Reno Nevada and Kettering Medical Center, Kettering, Ohio. Mr. Bartley earned his Medical Technology degree and was a pre-med student for Veterinary Medicine.

Board Structure

We have chosen to combine the role of Chief Executive Officer and President in David T. Gulian because we believe doing so facilitates the exchange of information between the Board of Directors and our employees as well as the execution by management of the strategic goals developed by the Board of Directors. Because Mr. Gulian is the only employee director, we are a “controlled company” and exempt from certain NASDAQ corporate governance requirements, and the Audit Committee is composed solely of independent directors (as defined by the NASDAQ listing standards), the Board of Directors does not believe establishing the position of an independent chairman or lead independent director would provide an additional benefit that would outweigh the efficiencies of the current structure.

Audit Committee

The board of directors has a standing Audit Committee which is comprised of Melvin L. Keating (Chairman), Thomas O. Miller and Thomas C. Lynch. The principal duties of the Audit Committee are to oversee management’s conduct of our accounting and financial reporting processes, the audit of our financial statements and our compliance with applicable legal and regulatory requirements, to select and retain our independent registered public accounting firm, to review with management and the independent registered public accounting firm our annual financial statements and related footnotes, to review our internal audit activities, to review with the independent registered public accounting firm the planned scope and results of the annual audit and their reports and recommendations, and to oversee management’s maintenance of, and review with the independent registered public accounting firm matters relating to, our system of internal controls. From the date of Wayne D. Hoch’s resignation from our Board of Directors and Audit Committee on February 17, 2010, to the election of Melvin L. Keating to our Board of Directors and appointment to the Audit Committee, we did not have an audit committee financial expert. Our Board of Directors has determined that Mr. Keating is an “audit committee expert” in accordance with the definition of that term set forth in Item 4079d0(5)(ii) of Regulation S-K, as adopted by the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish InfoLogix with copies of these reports. Based on our review of the copies of the reports we have received, and written representations received from certain reporting persons with respect to the filing of reports on Forms 3, 4 and 5, InfoLogix believes that all filings required to be made under Section 16(a) by the reporting persons since our common stock became registered pursuant to Section 12 of the Exchange Act were made on a timely basis, except that David T. Gulian, Richard D. Hodge and Warren V. Musser were each inadvertently late in filing a Form 4 related to the cancellation of a warrant and a grant of a new warrant to acquire shares of our common stock.

Item 11.  Executive Compensation

Executive Compensation

Compensation Committee

During 2008 and through November 20, 2009, the Compensation Committee of our Board of Directors was comprised of Thomas O. Miller (Chairman), Wayne D. Hoch, and Richard A. Vermeil. Mr. Henriquez joined our Compensation Committee on November 20, 2009 and Mr. Vermeil resigned. Mr. Hoch resigned from our Board of Directors on February 17, 2010. Currently, the Compensation Committee consists of Thomas O. Miller (Chairman) and Manuel A. Henriquez. The principal duties of the Compensation Committee are to review and approve goals and objectives relevant to the compensation and benefits of our Chief Executive Officer, to recommend to the independent directors the annual and long term compensation of our Chief Executive Officer in accordance with those goals and objectives and in light of existing agreements, to review, approve and recommend to the independent directors the annual compensation for all executive officers, to make recommendations to our board of directors regarding incentive compensation and stock incentive plans, and to administer stock incentive plans. The Compensation Committee may form, and delegate all or any portion of its functions to, a subcommittee consisting of one or more of its members.

The Compensation Committee met twice during 2009. Meeting agendas are set by the Chairman. The Compensation Committee approves all employment or severance agreements entered into with the Chief Executive Officer and other executives. In the absence of a formal agreement, base salaries for the Chief Executive Officer and the other executive officers are set annually by the Compensation Committee and our board of directors, typically in March of each year after our financial results are known. In determining whether to recommend to the independent directors for approval merit based increases to the base salaries of the Chief Executive Officer and our other executive officers, the Compensation Committee considers our overall performance compared to our stated strategic plan, including objective performance criteria such as the levels of net income, EBITDA and revenues that we achieved from year to year and over longer time periods. In accordance with our statement on corporate governance, the Compensation Committee also considers the following criteria when evaluating the performance of our Chief Executive Officer for potential merit based salary increases and other compensation awards: (i) the creation of our vision and strategy; (ii) the execution of our vision and strategy; (iii) the development of sound long term and annual business plans in support of the approved strategy; (iv) maintenance of consistent values and exemplary conduct; and (v) the development, retention and motivation of an effective executive management team and succession plans for our executive management team.

The Compensation Committee considers the recommendations of our Chief Executive Officer in establishing compensation for other executive officers and invited our Chief Executive Officer to participate in its meetings to discuss the compensation of our other executive officers. When considering whether to award stock options to the Chief Executive Officer and other executive officers, and the size of any such award, the Compensation Committee considers previous equity awards made to the Chief Executive Officer and other executive officers, the size of their equity interest in InfoLogix, their job duties and responsibilities, and the overall contribution made to InfoLogix. The Compensation Committee also considers conditions in the market for executive talent in which it competes when determining the size of any option award to be made to a candidate for a position as an executive officer. To date, the Compensation Committee has made grants of stock options to executive officers upon the consummation of the merger with New Age Translation, Inc. or in connection with the officer’s initial hiring and subsequent incentive awards granted in 2008.

The Compensation Committee has the exclusive authority to retain and terminate executive compensation consultants that assist in the evaluation of executive officer or director compensation. To date, the Compensation Committee has not engaged a compensation consultant to assist it in setting executive officer or director compensation. The Board of Directors and the Compensation Committee has reviewed our compensation policies and practices for executive officers and other employees and to not believe they create risks that are reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table—2009 and 2008

The following table summarizes the compensation of our named executive officers in 2008 and 2009. The named executive officers are our Chief Executive Officer and the two other executive officers who were most highly compensated in 2009.

Name and Principal Position	Year	Salary($)	Bonus($)	Option Awards($)(1)	All Other Compensation($)	Total($)
David T. Gulian(2)	2009	356,849	50,000	—	43,000	449,849
President and Chief Executive Officer	2008	335,452	118,731	90,900	38,016	464,368
Richard D. Hodge(3)	2009	296,396	10,000	—	48,000	354,396
Executive Vice President	2008	295,524	96,923	—	43,130	552,802
John A. Roberts(4)	2009	226,485	60,000	—	16,400	302,885
Chief Financial Officer	2008	215,000	42,126	45,450	16,000	318,576

(1)                                  The amounts shown in the Option Awards column represent the aggregate grant date fair value amounts for 2009 and 2008 in connection with options granted to the named executive officers, and warrants awarded to Messrs. Gulian and Hodge, as computed in accordance with the Financial Accounting Standards Board (FASB) guidance regarding share-based payments. The amounts previously reported in 2008 have been restated in accordance with new SEC rules relating to executive compensation disclosure. For information regarding significant factors, assumptions and methodologies used in our computations pursuant to the FASB guidance see Note Q, “Stock-Based Compensation Expense” to our consolidated financial statements in Item 8 of Part II of this Form 10-K.

(2)                                  The amounts reported for Mr. Gulian in the Salary column represent the base salary paid by us of $335 in 2008 and $357 in 2009. In November 2009, in connection with the Hercules Restructuring, we cancelled a warrant previously granted to Mr. Gulian to acquire 30,000 shares of our common stock at an exercise price of $50.00 per share and granted him a warrant to acquire up to 30,000 shares of our common stock at an exercise price of $1.8575 per share and otherwise on substantially the same terms as the cancelled warrant. The amounts reported for Mr. Gulian in the All Other Compensation column represent health insurance premiums, life and disability insurance premiums and auto allowance, respectively, paid by us of $16, $4 and $18 in 2008 and $18, $7, and $18 in 2009.

(3)                                  The amounts reported for Mr. Hodge in the Salary column represent the base salary paid by us of $296 in 2008 and $296 in 2009. In November 2009, in connection with the Hercules Restructuring, we cancelled a warrant previously granted to Mr. Hodge to acquire 15,000 shares of our common stock at an exercise price of $50.00 per share and granted him a warrant acquire up to 15,000 shares of the Company’s common stock at an exercise price of $1.8575 per share and otherwise on substantially the same terms as the cancelled warrant. The amounts reported for Mr. Hodge in the All Other Compensation column represent health insurance premiums, life and disability insurance premiums and auto allowance, respectively, paid by us of $16, $9 and $18 in 2008 and $18, $12 and $18 in 2009. Mr. Hodge’s employment with the Company terminated on February 12, 2010.

(4)                                  The amounts reported for Mr. Roberts in the Salary column represent the base salary paid by us of $215 in 2008 and $226 in 2009. The amounts reported for Mr. Roberts in the All Other Compensation column represent health insurance premiums, life and disability insurance premiums and auto allowance, respectively, paid by us of $6,$2 and $8 in 2008 and $0.4, $8 and $8 in 2009.

Employment Arrangements

David T. Gulian.  We entered into an employment agreement with David T. Gulian in July 2006. Under this agreement, Mr. Gulian agreed to continue acting as our President and Chief Executive Officer, under the supervision of our Board of Directors, and to perform such duties and to have such authority consistent with his position as may from time to time be specified by our Board of Directors. Mr. Gulian’s employment agreement had a two-year term and expired on December 31,

2008. On March 13, 2009, we entered into a severance agreement with Mr. Gulian. Under the severance agreement, Mr. Gulian agreed to continue as our President and Chief Executive Officer, under the supervision of our Board of Directors, and to perform such duties and to have such authority consistent with his position as may from time to time be specified by our Board of Directors. As compensation for his services pursuant to the severance agreement, we pay Mr. Gulian a base salary of $361 per year beginning January 1, 2009 and terminating on December 31, 2010. Thereafter, the term of the agreement will automatically extend an additional year on each anniversary date unless our Board of Directors, at its discretion, elects not to continue the severance agreement. The Compensation Committee did not set bonus targets for the fiscal year ending December 31, 2009 and a $50 bonus was paid to Mr. Gulian in December 2009. Under the terms of his severance agreement, Mr. Gulian has agreed to standard confidentiality restrictions. He is also subject to a noncompetition covenant that generally restricts his ability to compete with us in the United States for a period of one year following the termination of his employment for any reason. Mr. Gulian has also agreed to a nonsolicitation covenant that is applicable during the term of his employment and for a period of one year following the termination of employment.

In 2009, we cancelled a warrant to purchase 30,000 shares of our common stock at an exercise price of $50.00 per share that had been granted to Mr. Gulian in 2006 and issued him a warrant to purchase up to 30,000 shares of our common stock at an exercise price is $1.8575 per share and otherwise on substantially the same terms as the cancelled warrant. In 2008, we granted Mr. Gulian options to purchase 6,000 shares of our common stock at an exercise price of $23.00 per share and in 2006, Mr. Gulian was also granted options to purchase up to 12,000 shares of our common stock at an exercise price of $50.00 per share. We have obtained a long-term disability insurance policy for Mr. Gulian and pay all premiums on that policy.

Richard D. Hodge.  We entered into an employment agreement with Richard D. Hodge in July 2006. Under this agreement, Mr. Hodge agreed to continue acting as Executive Vice President, under the supervision of our Chief Executive Officer, and to perform such duties and to have such authority consistent with his position as may from time to time be specified by our Chief Executive Officer. Mr. Hodge’s employment agreement expired on December 31, 2008. On March 13, 2009, we entered into a severance agreement with Mr. Hodge. Under the severance agreement, Mr. Hodge agreed to continue as our Executive Vice President, under the supervision of our Chief Executive Officer, and to perform such duties and to have such authority consistent with his position as may from time to time be specified by our Chief Executive Officer. As compensation for his services pursuant to the severance agreement, we paid Mr. Hodge a salary of $295 in 2009.

The Compensation Committee did not set bonus targets for the fiscal year ending December 31, 2009 and a $10 bonus was paid to Mr. Hodge in December 2009. Mr. Hodge’s employment with us ended on February 12, 2010 (the “Termination Date”). Under the terms of the severance agreement, he was paid, during 2010, a severance payment equal to one year’s base salary. For a period of one year following the Termination Date, Mr. Hodge is subject to standard non-solicitation and non-competition covenants. He is also bound to confidentiality covenants indefinitely. In 2009, we cancelled a warrant to purchase 12,000 shares of our common stock at an exercise price of $50.00 per share that had been granted to Mr. Hodge in 2006 and issued him a warrant to purchase up to 15,000 shares of our common stock at an exercise price is $1.8575 per share and otherwise on substantially the same terms as the cancelled warrant. In 2006, Mr. Hodge was granted options to purchase up to 15,000 shares of our common stock at an exercise price of $50.00 per share. All of Mr. Hodge’s outstanding options will terminate three months after his Termination Date.

John A. Roberts. We entered into an employment agreement with John A. Roberts in September 2006. Under this agreement, Mr. Roberts agreed to serve as our Chief Financial Officer, under the supervision of our Chief Executive Officer, and to perform such duties and to have such authority consistent with his position as may be from time to time specified by the Chief Executive Officer. Mr. Roberts’ employment agreement had a two year term and expired on December 31, 2008. On March 13, 2009, we entered into a severance agreement with Mr. Roberts. As compensation for his services pursuant to the severance agreement, we pay Mr. Roberts a salary of $226 per year starting on January 1, 2009 and ending on December 31, 2010. Thereafter, the term of the agreement will automatically extend an additional year on each anniversary date unless our Board of Directors, at its discretion, elects not to continue the severance agreement. The Compensation Committee did not set bonus targets for the fiscal year ending December 31, 2009 and a $60 bonus was paid to Mr. Roberts in December 2009. Under the terms of his severance agreement, Mr. Roberts has agreed to standard confidentiality restrictions. He is also subject to a noncompetition covenant that generally restricts his ability to compete in the United States for a period of one year following the termination of his employment for any reason. Mr. Roberts has also agreed to a nonsolicitation covenant that is applicable during the term of his employment and for a period of one year following the termination of employment.

In 2008, we granted Mr. Roberts options to purchase 3,000 shares of common stock under our equity incentive compensation plan at an exercise price of $23.00 per share and, in 2006, Mr. Roberts was granted options to purchase up to 12,000 shares of our common stock at an exercise price of $50.00 per share.

Outstanding Equity Awards at Fiscal Year End 2009

The following table shows information concerning outstanding equity awards at December 31, 2009 made by InfoLogix to our Chief Executive Officer and our two other most highly compensated officers.

	Executive Incentive Plan Awards
Name	Number of securities underlying Unexercised Awards (#) exercisable	Number of Securities Underlying Unexercised Awards Unexercisable (#)		Award Exercise Price($)	Award Expiration Date
David T. Gulian	1,500	4,500	(4)	23.00	11/06/2018
	9,000	3,000	(1)	50.00	11/29/2016
	—	30,000	(2)	50.00	11/29/2011
Richard D. Hodge(5)	9,000	3,000	(1)	50.00	11/29/2016
	—	15,000	(3)	50.00	11/29/2011
John A. Roberts	750	2,250	(4)	23.00	11/29/2018
	9,000	3,000	(1)	50.00	11/29/2016

(1)	Represents options vesting in equal annual installments over four years on November 29 of each year beginning on November 29, 2007.

(2)	Represents warrants that vested with respect to 23,750 shares on January 5, 2010 and that vest, starting on February 28, 2010, with respect to 625 shares per month until fully vested.

(3)	Represents warrants that vested with respect to 11,250 shares on January 5, 2010 and that vest, starting on February 28, 2010, with respect to 625 shares per month until fully vested.

(4)	Represents options vesting in equal annual installments over four years on November 6 of each year beginning on November 6, 2009.

(5)

On December 30, 2009, it was determined that Mr. Hodge’s employment with the Company would terminate on February 12, 2010. On such date, all of his unvested options became immediately exercisable. All of his outstanding options will terminate on May 12, 2010.

Potential Payments Upon Termination or Change of Control or Retirement

As described under “Employment Arrangements” in this Item 11, on March 13, 2009, we entered into severance agreements with our named executive officers. The following is a summary of the arrangements that provide for payment to our Chief Executive Officer and our two other most highly compensated officers, following or in connection with any Change of Control of InfoLogix or change in their responsibilities or other event that results in termination, including resignation, severance, retirement or constructive termination. Under the severance agreements, a “Change of Control” is defined as a merger or consolidation of InfoLogix, a sale, lease, exchange or transfer of all or substantially all of our assets, a dissolution and liquidation of InfoLogix, any person or group becoming the beneficial owner of a majority of our voting securities or, during any twelve-month period, the current directors no longer constitute a majority of our board of directors, unless the election of at least 75% of the new directors was approved by two-thirds of the directors in office at the time. As a result of the Hercules restructuring we experienced a Change of Control on November 20, 2009.

David T. Gulian, Richard D. Hodge, and John A. Roberts (each, an “Executive”)

Termination by Us following a Change of Control of InfoLogix. If, following the occurrence of a Change of Control of InfoLogix,

(i)                                    the Executive is not offered employment by the successor company,

(ii)                                 within one year after the Change of Control, the Executive is terminated by the successor company for a reason other than for “Cause” (“Cause” being defined to include, among other things, embezzlement, indictment for fraud, gross incompetence (after 15 days’ notice specifying the applicable deficiencies), and disclosure of our confidential information) or other than due to the Executive’s disability, or

(iii)                              within one year after the Change of Control, the Executive terminates his employment with the successor company for “Good Reason,” after having provided the successor company with written notice that he believes he has the right to terminate for Good Reason and the successor has failed to eliminate the Good Reason within 15 days of the notice (“Good Reason” being defined to include, among other things, demotion, reduction of compensation, and/or relocation),and, provided that the Executive signs a full release in our favor, then:

(a)         we will pay him any accrued but unpaid salary and vacation, as well as severance of (1) the Executive’s annual base salary in effect as of the date of his termination plus (2) an amount equal to his maximum annual cash bonus at the rate in effect on the termination date; and

(b)        all of the Executive’s granted but unvested stock options will vest and become immediately exercisable.

Termination Other than following a Change of Control of InfoLogix. If the Executive’s employment with us is terminated prior to a Change in Control other than by us for Cause, by the Executive or due to Executive’s disability and, provided the Executive signs a full release in our favor, then:

(i)                                    we will pay him any accrued but unpaid salary and vacation, as well as severance of (a) the Executive’s annual base salary in effect as of the date of his termination plus (b) an amount equal to pro rata portion of his maximum annual cash bonus at the rate in effect on the termination date, which will be calculated based on a numerator equal to the number of days between January 1 and the termination date and a denominator of 365; and

(ii)                                 all of the Executive’s granted but unvested stock options will vest and become immediately exercisable.

If the Executive’s employment is terminated for any other reason, or if he fails to execute a release in our favor, he would only be entitled to receive a payment equal to his accrued but unpaid salary and vacation. There were no terminations of executive officers following the recent Change of Control except for the termination of Mr. Hodge’s employment, which was effective February 12, 2009 and resulted in him being eligible to receive severance payments equal to one year’s base salary.

2009 Director Compensation

The Chairman of our Board of Directors and the Chairman of the Audit Committee of our Board of Directors each receive an annual retainer of $25, reduced from $30 after March 31, 2009 and each other non-employee director receives an annual retainer of $15, reduced from $20 after March 31, 2009. Each director who is not an officer of InfoLogix received $1,000 per Board of Directors or Board committee meeting in which the director participated attended in person. Upon first becoming a director, each non-employee director received a grant of an option to purchase 2,000 shares. Fifty percent of the options vested on the six month anniversary of the date of grant. The remaining 50% vested pro rata over the subsequent 18-month period. In January 2010, we granted each of our non-employee directors, except Messrs. Denomme, Henriquez and Liu, who declined the grant, an option to purchase up to 6,000 shares of our common stock. The option vests 50% on July 26, 2010 and in eighteen equal monthly installments thereafter. Our employee director, Mr. Gulian, does not receive compensation for their service as a director.

The following table summarizes the compensation of non-employee directors for their service on our Board of Directors and any committees of our board of directors during 2009.

Name(4)	Fees Earned or Paid in Cash($)	Option Awards($)(1)	Total ($)
Mark S. Denomme	—	—	—
Manual A. Henriquez	—	—	—
Wayne D. Hoch(3)	41,250	—	41,250
Roy Y. Liu	—	—	—
Thomas C. Lynch	29,250	—	29,250
Thomas O. Miller	29,000	—	29,000
Warren V. Musser(2)	35,250	—	35,250
Jake Steinfeld(2)	18,500	—	18,500
Richard A. Vermeil(2)	18,500	—	18,500

(1)          We did not grant any stock-based compensation to non-employee directors in 2009.

(2)          Mr. Steinfeld resigned from our Board of Directors on October 8, 2009. Messrs. Musser and Vermeil resigned from our Board of Directors on November 20, 2009, but Mr. Musser continues to serve as non-voting Chairman Emeritus.

(3)          Mr. Hoch resigned from our Board on February 17, 2010.

(4)          Mr. Melvin L. Keating joined our Board of Directors on April 6, 2010.

The following table sets forth the aggregate number of options held by each InfoLogix director as of December 31, 2009:

Name	Exercisable Options
Warren V. Musser	2,000	(a)
Wayne D. Hoch	2,000
Thomas C. Lynch	2,000
Thomas O. Miller	2,000

(a)                                  Does not include 24,000 shares that may be obtained upon exercise of a warrant granted to Mr. Musser at an exercise price of $50.00 per share.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2009:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by stockholders	129,635		$45.25	1,712,227
Equity compensation plans not approved by stockholders	106,000	(2)	$15.03	—
Total	235,635		$31.65	1,712,227

(1)                                  Does not include shares reflected in the column entitled “Number of shares to be issued upon exercise of outstanding options, warrants and rights.”

(2)                                  Represents 29,000 shares issuable upon exercise of warrants at an exercise price of $50.00 per share and 22,000 shares issuable upon exercise of warrants at an exercise price of $1.86 per share. For more information, refer to Note F to our consolidated financial statements in Item 8 of Part II of this Form 10-K.

Principal Stockholders and Security Ownership of Management

The following table shows the beneficial ownership of InfoLogix, Inc. common stock for each of our executive officers and directors, each person known to us to beneficially own more than 5% of our common stock and all directors and executive officers as a group as of March 31, 2010. This information is based solely on statements filed with the SEC and other reliable information.

Name	Shares Beneficially Owned(1)(2)	%(3)
Hercules Technology Growth Capital, Inc.(4)	6,064,074	85.48%
Manuel A. Henriquez(4)(5)	6,064,074	85.48%
Hercules Technology I, LLC(4)	3,364,738	76.43%
Mark S. Denomme(4)(6)	3,364,738	76.43%
Roy Y. Liu(4)(6)	3,364,738	76.43%
David T. Gulian(7)	129,851	3.45%
Richard D. Hodge(8)	—	—
Gerald E. Bartley(9)	31,218	*
John A. Roberts(10)	10,198	*
Eric N. Rubino(11)	9,950	*
Wayne D. Hoch(12)	—	—
Thomas C. Lynch(13)	3,360	*
Thomas O. Miller(14)	2,200	*
All directors and executive officers as a group (consists of 9 persons)(15)	6,250,851	87.36%

* The percentage of shares beneficially owned does not exceed 1%.

(1)          The numbers of shares set forth in this column are calculated in accordance with the provisions of Rule 13d-3 under the Exchange Act. As a result, these figures assume the exercise or conversion by each beneficial owner of all securities that are exercisable or convertible within 60 days of March 31, 2010.

(2)          Unless otherwise indicated, each director, executive officer or beneficial owner of 5% or more of our common stock has sole voting and investment power with respect to all such shares of common stock.

(3)          Based on 3,729,647 shares of common stock outstanding as of March 31, 2010.

(4)          The following is based, in part, on information provided pursuant to a Schedule 13D filed jointly by Hercules Technology Growth Capital, Inc. (Hercules) and Hercules Technology I, LLC (HTI) on November 30, 2009 with the Securities and Exchange Commission, as well as other reliable information known to us in connection with our Amended Loan Agreement with Hercules. Hercules, the parent corporation of HTI, has sole voting and dispositive power over 7,546 shares of our common stock that were acquired directly by Hercules upon the exercise of a warrant on March 1, 2010 and 2,691,790 shares that may be acquired upon the conversion of a term loan held directly by Hercules. It also has shared voting and dispositive power, with HTI, over 3,364,738 shares, consisting of 2,691,790 shares held directly by HTI and 672,948 shares that may be acquired upon the exercise of a warrant held directly by HTI. The number of shares beneficially owned does not include 412,087 shares that may be acquired upon the conversion of a term loan entered into on April 6, 2010. The principal place of business of both Hercules and HTI is 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301.

(5)          Includes the aggregate 6,064,074 shares over which Hercules has sole and shared voting and dispositive power, as to which Mr. Henriquez may be deemed to have investment and voting power because of his position with Hercules and his role as one of HTI’s nominees to our Board of Directors. The number of shares beneficially owned does not include 412,087 shares that may be acquired upon the conversion of a term loan entered into on April 6, 2010. Mr. Henriquez disclaims beneficial ownership of the shares beneficially owned by Hercules and HTI. The address of Mr. Henriquez is c/o Hercules Technology Growth Capital, Inc., 400 Hamilton Avenue, Suite 310, Palo Alto, CA 94301.

(6)          Includes the 3,364,738 shares over which HTI has sole and shared voting and dispositive power, as to which Messrs. Denomme and Liu may be deemed to have investment and voting power because of their roles as HTI nominees to our Board of Directors. Each of these individuals disclaims beneficial ownership of the shares beneficially owned by HTI. The address for Messrs. Denomme and Liu is c/o Hercules Technology Growth Capital, Inc., 31 St. James Ave., Suite 790, Boston, MA 02116.

(7)          Includes 93,101 shares owned by Mr. Gulian directly (including 2,000 shares owned by Mr. Gulian and his wife) and 10,500 shares subject to options exercisable within 60 days of March 31, 2010, and 26,250 shares that may be acquired upon the exercise of a warrant held directly by Mr. Gulian.  Mr. Gulian shares voting and dispositive power over the shares he holds with his wife.

(8)          Mr. Hodge’s employment with us terminated on February 12, 2010 and on such date, all of his unvested options became immediately exercisable. As such, we believe that he has 12,000 shares subject to options exercisable within 60 days of March 31, 2010 and 12,500 shares that may be acquired upon the exercise of a warrant directly by Mr. Hodge. We cannot verify the number of shares of common stock he continues to hold.

(9)          Includes 15,109 shares owned by Mr. Bartley directly, 1,000 shares subject to options exercisable within 60 days of March 31, 2010, and 15,109 shares owned by Mr. Bartley’s spouse.

(10)    Includes 448 shares owned by Mr. Roberts directly and 9,750 shares subject to options exercisable within 60 days of March 31, 2010.

(11)    Includes 200 shares owned by Mr. Rubino directly and 9,750 shares subject to options exercisable within 60 days of March 31, 2010.

(12)    Mr. Hoch resigned from our Board of Directors on February 17, 2010, and as such, all of his outstanding options will terminate three months after that date. We believe that he has 2,000 shares subject to options exercisable within 60 days of March 31, 2010, but we cannot verify the number of shares of common stock he continues to hold.

(13)    Includes 1,360 shares owned by Mr. Lynch directly and 2,000 shares subject to options exercisable within 60 days of March 31, 2010.

(14)    Includes 200 shares owned by Mr. Miller directly and 2,000 shares subject to options exercisable within 60 days of March 31, 2010.

(15)    Includes 734,198 shares that may be acquired upon the exercise of options and warrants and convertible term loan. The shares that may be acquired upon the exercise of options and warrants and conversion of a convertible term loan are included in the numerator and the denominator for the purpose of calculating the percentage of shares of common stock beneficially owned by the group.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

InfoLogix is a “controlled company” as defined in Rule 5615(c)(1) of the NASDAQ Marketplace Rules because more than 50% of our voting power is held by HTI. See Item 12. “Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters — Principal Stockholders and Security Ownership of Management” and “Related Party Transactions — Our Relationship with Hercules and HTI.” Therefore, we are exempt from certain requirements of NASDAQ Rule 5605 with respect to (1) having a majority of independent directors on our Board of Directors, (2) having the compensation of our executive officers determined by a majority of independent directors or a compensation committee composed solely of independent directors, and (3) having nominees for director selected or recommended for selection by either a majority of independent directors or a nominating committee composed solely of independent directors.

Three of the members of our Board of Directors are independent directors. For a director to be considered independent, our Board of Directors must determine that the director does not have any direct or indirect material relationship with us. Our Board of Directors has established guidelines to assist it in determining director independence. The guidelines that our Board of Directors uses to determine whether a director is independent specify that:

1.                                       A director will not be deemed independent if, within the previous five years: (i) the director was employed by us; (ii) someone in the director’s immediate family was employed by us as an officer; (iii) the director was employed by or affiliated with us present or former independent registered public accounting firms; (iv) someone in the director’s immediate family was employed or affiliated with our present or former independent registered public accounting firms as an officer, partner, principal or manager; and (v) the director or someone in her/his immediate family was employed as an executive with another entity that concurrently has or had as a member of its compensation (or equivalent) committee of the board of directors any of our executive officers.

2.                                       The following commercial or charitable relationships will not be considered to be material relationships that would impair a director’s independence: (i) the director or any of his or her immediate family members accept payment (including political contributions and payments pursuant to personal services or consulting contracts) directly or indirectly from us, an affiliate of InfoLogix, the Chairman of the board of directors, Chief Executive Officer or other executive officer, other than for service as a member of our board of directors or a committee of our board of directors, of less than $60 during the current year; and (ii) the director is a partner in, or an executive officer or a stockholder owning less than 10% of, any for profit or not for profit organization to which we made or from which we receive payments (other than those arising solely from investments in our securities) that are less than 5% of our or the organization’s consolidated gross revenues or $200, whichever is greater, in the current year or in any of the past three years.

3.                                       For relationships not covered by the objective independence guidelines in paragraph 2 above, the determination of whether the relationship is material or not, and therefore whether the director would be independent or not, shall be made by the directors who clearly satisfy the objective independence guidelines set forth in paragraphs 1 and 2 above.

Our board of directors has determined that Melvin L. Keating, Thomas C. Lynch and Thomas O. Miller satisfy our independence guidelines and the independence requirements set forth in the NASDAQ Marketplace Rules.

All members of the Compensation Committee, Audit Committee, and Nominating and Governance Committee of our Board of Directors are independent directors, except Manuel A. Henriquez, a Hercules representative, is a member of the Compensation Committee and Nominating and Governance Committee. Members of the Audit Committee must also satisfy additional Securities and Exchange Commission and NASDAQ independence requirements.

Related Party Transactions

We do not have a written policy specifically relating to responsibility for review of related party transactions, our Board of Directors exercises the responsibility for reviewing and approving related party transactions. In accordance with our conflict of interest policy, if a member of our Board of Directors is a party to a transaction, he or she will not vote on approval of the transaction. Our Board of Directors reviews all transactions with related parties that are required to be disclosed in our filings with the SEC and/or in the notes to our audited financial statements and our management regularly reports to our Board of Directors regarding the details of related party transactions and the status of each active related party transaction.

Three of our current directors, Messrs. Denomme, Henriquez and Liu, are employees of Hercules, our current senior lender. If matters arise involving conflicting interests between Hercules and us, Messrs. Denomme, Henriquez and Liu may be required to abstain from voting on those matters. A ‘‘related party’’ includes any executive officer, director, nominee for director or beneficial holder of more than 5% of our Common Stock, any immediate family member of those persons and any entity that is owned or controlled by any of the foregoing persons or any entity in which such a person is an executive officer.

Our Relationship with Hercules and HTI

On November 20, 2009, we entered into a series of agreements with our senior lender, Hercules, designed to restructure our outstanding indebtedness. On that date, certain events of default existed under our Loan and Security Agreement with Hercules dated May 1, 2008, as amended (Loan and Security Agreement), and though Hercules had agreed to forbear from exercising its rights, due to the events of default, Hercules had the right to accelerate and demand payment of all or any part of our obligations under the Loan and Security Agreement. Our obligations amounted to approximately $22,500, including accrued interest and fees. In an effort to cure the events of default, we and Hercules restructured the indebtedness by converting a portion of our outstanding debt to Hercules, which portion Hercules had assigned to its wholly-owned subsidiary HTI, to shares of our common stock and warrants to purchase our common stock and by restructuring the remaining outstanding debt, including by making a portion of it convertible into shares of our common stock (Hercules Restructuring). The Hercules Restructuring resulted in the cancellation of $5,000 in indebtedness and has provided us with up to $5,000 in additional availability under a revolving credit facility with Hercules. As a result of the Hercules Restructuring (i) HTI now owns 2,691,790 shares or 72.4% of our outstanding common stock as of March 31, 2010, as well as a warrant to acquire up to an additional 672,948 shares of our common stock, and (ii) Hercules may convert a portion of our remaining indebtedness to Hercules into an additional 2,691,790 shares of our common stock and has the option to convert certain term loan interest into an indeterminate number of shares of our common stock. In addition, on March 1, 2010, Hercules exercised a warrant initially received on June 19, 2009 by which it acquired 7,546 shares of our common stock. As a result of Amendment 2 to our Amended Loan Agreement on April 6, 2010, Hercules may convert the principal of Term Loan C into an additional 412,087 shares of our common stock and has the option to convert default rate interest into an indeterminable number of shares of our common stock.

As a result of the Hercules Restructuring, pursuant to the Debt Conversion Agreement, Hercules has the right and will continue to have the right to nominate three directors to our Board of Directors until (i) we repay our term loans to Hercules and (ii) we maintain a consolidated total leverage ratio of 1.5 to 1 for a rolling twelve months ending on each of four consecutive quarters, in which case, one of HTI’s appointed directors would not stand for re-election at the next annual meeting. None of HTI’s appointed directors would stand for re-election at the next annual meeting of our stockholders following (i) our payment in full of all obligations under our Amended Loan Agreement and (ii) HTI owning less than 10% of our issued and outstanding common stock. In certain circumstances, HTI has the right to nominate a fourth director, and HTI also has the right to have at least one of its director representatives sit on the Nominating and Governance Committee

and the Compensation Committee of the Board of Directors. Currently, Messrs. Denomme, Henriquez and Liu serve as directors pursuant to HTI’s rights under the Debt Conversion Agreement and Mr. Henriquez is a member of both the Nominating and Governance Committee and the Compensation Committee.

As of April 7, 2010, $21,659 of principal was outstanding under our Amended Loan Agreement with Hercules.  The largest amount of principal outstanding at any time in 2009 was $21,000. In 2009, we paid Hercules a total of $700 in principal, $ 3,130 in interest (at an average interest rate of 13% per annum),not including interest paid in kind, and $ 1,199 in fees.

Certain Other Relationships and Transactions

Corrugated Service Corp., d/b/a Amtech

In July 2006, we entered into a consulting agreement with Corrugated Service Corp. which does business as Amtech and is owned by Cosmo T. DeNicola, an officer and director of InfoLogix prior to our merger with New Age Translation, Inc., and a stockholder of InfoLogix. The consulting agreement became effective upon consummation of the merger between InfoLogix and New Age Translation, Inc. on November 29, 2006 and continued until December 31, 2008. Despite the termination of the consulting agreement, we continued to use Amtech for services during 2009.

Pursuant to the consulting agreement, Amtech provided certain software development consulting services to us for our products, projects and customer deliverables. In consideration of Amtech’s services, we paid Amtech a monthly fee equal to $17 per month for calendar year 2008 and $17 per month for calendar year 2009. In 2008 and 2009, we paid Amtech approximately $1,661 and $173, respectively, for services provided under the consulting agreement.

Futura Services, Inc.

In July 2006, we entered into a services agreement with Futura Services, Inc., which is owned by the wife of Cosmo T. DeNicola, an officer and director of InfoLogix prior to our merger with New Age Translation, Inc., and a stockholder of InfoLogix. The agreement was amended in August 2007. The services agreement granted Futura the exclusive right to provide certain outsourcing services and functions to support certain equipment that is used in our business. In 2008 and 2009, we paid Futura approximately $2,700 and 2,600, respectively, for services provided under this agreement.

The term of the services agreement commenced upon the consummation of our merger with New Age Translation, Inc. on November 29, 2006 and was terminated on March 2, 2009.  On March 2, 2009, we entered into a master services agreement, which supersedes and replaces our services agreement with Futura. The term of the master services agreement commenced on March 2, 2009 and will continue until December 31, 2013, unless terminated earlier. The master services agreement may be terminated by (i) either party if the other party materially breaches the master services agreement and fails to cure the breach within 60 days of receipt of notice thereof, (ii) either party upon the insolvency or bankruptcy of the other party or (iii) either party if an amount from the other party in excess of $100 remains due and unpaid or if any amount from the other party remains due and unpaid for 90 days or more. We may also terminate the master services agreement for any reason or no reason upon 45 days notice to Futura. If Futura terminates the master services agreement as a result of our breach, or we terminate the master services agreement as a result of Futura’s breach or for no reason, we will be required to (x) pay Futura a termination fee of $750 and (y) sublease at Futura’s option up to 10,000 square feet of Futura’s office space in Fort Washington, Pennsylvania for the remaining term of Futura’s lease with the landlord. The rental term of Futura’s lease is 66 months and began on October 15, 2006. The current minimum monthly rent under the lease is $37 for 22,215 square feet of office space and increases approximately $0.9 on October 15 of each year of the rental term.

Pursuant to the master services agreement, Futura is granted the exclusive right to provide certain outsourcing services and functions to support the equipment that is used in our business. We will issue purchase orders for specified services to be provided by Futura and the services will be set forth in mutually agreed statements of work. Futura will maintain its exclusive right to provide services until the earlier of the termination of the master services agreement or the fulfillment by Futura of services under statements of work in the amount of $1,500 for any calendar year during the term of the master services agreement, after which point we may use other providers to perform the services for the balance of that calendar year, provided that Futura is given the right to perform the services on the same terms and conditions as the other providers with our consent not to be unreasonably withheld. The fees payable to Futura for services will be specified in the applicable statement of work.

Pursuant to the master services agreement, Futura agreed to certain confidentiality, non-solicitation and warranty provisions and we agreed to certain confidentiality and non-solicitation provisions as well. Futura will bear the risk of loss for the services rendered under the master services agreement and statements of work, including, but not limited to all costs (subject to certain exclusions) related to warranty, extended warranty and call center services that are sold by us to our customers and to post- and pre-production of kitting (assembly and packaging), imaging and shipments to our customers, in each case as such services are specified in an applicable statement of work. Futura’s liability for damages is limited to the aggregate compensation actually received by Futura under any applicable statement of work, except in the event of any liability arising from a breach of Futura’s confidentiality and non-solicitation obligations or from its gross negligence or willful misconduct, or to the extent contrary to the laws of any applicable jurisdiction. Pursuant to the terms of the amended agreement, we have a minimum annual commitment to purchase services in an aggregate amount of $1,500 per year through 2013.

During 2008 and 2009, we maintained a business relationship with Gulian & Associates, which is owned by the wife of David T. Gulian, the President and Chief Executive Officer and director and stockholder. Under the terms of the arrangement, Gulian & Associates provided us with retainer-based professional recruiting services, on a non-exclusive basis. Gulian & Associates was paid a success fee of 20% of a newly hired person’s annual base salary for employees it introduces to us; one-third of the fee is invoiced at the time of the engagement, the remainder is invoiced only upon successful placement of a candidate into the role. In 2008 and 2009, we paid Gulian & Associates approximately $225 and $178, respectively, in success fees.

Item 14.  Principal Accountant Fees and Services

We retained McGladrey & Pullen to audit our consolidated financial statements for the years ended December 31, 2009 and 2008. We understand the need for our independent registered public accounting firm to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our independent registered public accounting firm, the Audit Committee of our Board of Directors has adopted and approved a policy related to the pre-approval of all non-audit work to be performed by our independent registered public accounting firm.

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

All of the services related to fees disclosed below were pre-approved by the Audit Committee.

The aggregate fees paid for professional services to McGladrey & Pullen in 2008 and 2009 for their services were:

Type of Fees	2008	2009
Audit Fees	$271,000	$319,000
Total	$271,000	$319,000

In the table above, in accordance with the SEC definitions and rules, “audit fees” are fees we paid or were billed by McGladrey & Pullen for professional services for the audit of our consolidated financial statements included in our Forms 10-K, and for services that are normally provided by the accountant in connection with the review of SEC registration statements and other filings, comfort letters and consents.

We did not engage McGladrey & Pullen to provide any audit related services, tax services or other services during 2008 or 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                               Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II—Valuation and Qualifying Account

INFOLOGIX, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Allowance for
	Doubtful	Reserve
	Receivables	for Excess
	and	and Obsolete
	Sales Returns	Inventory

Balance at December 31, 2007	$409	$485
Charges to operations	6	189
Acquired in asset purchase	34	—
Deductions	(97)	(253)

Balance at December 31, 2008	352	421
Charges to operations	476	1,117
Deductions	(826)	—
Balance at December 31, 2009	$2	$1,538

(b) Exhibits

Exhibit No.	Description
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

3.2

Certificate of Amendment of New Age Translation, Inc. changing corporate name to InfoLogix, Inc. (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed December 5, 2006).

3.3	Certificate of Amendment of InfoLogix, Inc. (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 1, 2010).

3.4	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of InfoLogix, Inc.*

3.5	By-laws of New Age Translation, Inc. (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed November 28, 2006).

4.1

Amended and Restated Loan and Security Agreement by and among InfoLogix, Inc., InfoLogix Systems Corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix-DDMS, Inc., as Borrowers, and Hercules Technology Growth Capital, Inc., as Lender, dated as of November 20, 2009 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 25, 2009).

4.2

Amendment No. 1, dated as of February 19, 2010, to the Amended and Restated Loan and Security Agreement, dated as of November 20, 2009, by and among InfoLogix, Inc., InfoLogix Systems Corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix — DDMS, Inc., as Borrowers and Hercules Technology Growth Capital, Inc., as Lender (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed February 23, 2010).

4.3

Amendment No. 2, dated as of April 6, 2010, to the Amended and Restated Loan and Security Agreement, dated as of November 20, 2009, as amended, by and among InfoLogix, Inc., InfoLogix Systems Corporation, Embedded Technologies, LLC, Opt Acquisition LLC, and InfoLogix-DDMS, Inc., as Borrowers, and Hercules Technology Growth Capital, Inc., as Lender (incorporated herein by reference to Exhibit 4.3 of our Current Report on Form 8-K filed April 8, 2010).

4.4	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Karen Keating Mara (incorporated herein by reference to Exhibit 4.3 of our Current Report on Form 8-K filed December 5, 2006).

4.5	Warrant dated as of November 29, 2006 between InfoLogix, Inc. and Craig A. Wilensky (incorporated herein by reference to Exhibit 4.6 of our Current Report on Form 8-K filed December 5, 2006).

4.6

Warrant dated as of November 20, 2009 between InfoLogix, Inc. and Hercules Technology Growth Capital, Inc. (incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K filed November 25, 2009).

4.7

Warrant dated as of November 20, 2009 between InfoLogix, Inc. and Hercules Technology I, LLC (incorporated herein by reference to Exhibit 4.3 of our Current Report on Form 8-K filed November 25, 2009).

4.8	Warrant dated as of November 20, 2009 between InfoLogix, Inc. and Warren V. Musser (incorporated herein by reference to Exhibit 4.4 of our Current Report on Form 8-K filed November 25, 2009).

4.9	Warrant dated as of March 6, 2010 between InfoLogix, Inc. and Michael M. Carter.*

4.10	Warrant dated as of November 20, 2009 between InfoLogix, Inc. and David T. Gulian (incorporated herein by reference to Exhibit 4.6 of our Current Report on Form 8-K filed November 25, 2009).

4.11	Warrant dated as of November 20, 2009 between InfoLogix, Inc. and Richard D. Hodge (incorporated herein by reference to Exhibit 4.7 of our Current Report on Form 8-K filed November 25, 2009).

4.12	Warrant dated as of November 20, 2009 between InfoLogix, Inc. and Fairmount Partners LP (incorporated herein by reference to Exhibit 4.8 of our Current Report on Form 8-K filed November 25, 2009).

10.1	InfoLogix, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 28, 2006).

10.2	Amendment No. 1 to InfoLogix, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed January 15, 2010).

10.3	Employment Agreement dated as of November 29, 2007 by and between Eric N. Rubino and InfoLogix, Inc. (incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K filed March 28, 2008).

10.4

Employment Agreement by and between InfoLogix Systems Corporation and Gerry Bartley dated as of September 30, 2007 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 4, 2007).

10.5

Earn Out Agreement by and between InfoLogix Systems Corporation and Healthcare Informatics Associates, Inc. dated as of September 30, 2007 (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 4, 2007).

10.6

First Amendment to Earn Out Agreement by and between InfoLogix Systems Corporation and Healthcare Informatics Associates, Inc. dated as of August 23, 2008 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed November 19, 2008).

10.7

Promissory Note executed in favor of Healthcare Informatics Associates, Inc. by InfoLogix Systems Corporation dated as of September 30, 2007 (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 4, 2007).

10.8

Loan and Security Agreement by and among InfoLogix, Inc., InfoLogix Systems Corporation, Embedded Technologies, LLC, Opt Acquisition LLC, InfoLogix-DDMS, Inc., as Borrowers, and Hercules Technology Growth Capital, Inc., as Lender, dated May 1, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 7, 2008).

10.9

First Amendment to Loan and Security Agreement by and between InfoLogix, Inc., InfoLogix Systems Corporation, Embedded Technologies, LLC, Opt Acquisition LLC, and InfoLogix - DDMS, Inc., as Borrowers, and Hercules Technology Growth Capital, Inc., as Lender, dated November 19, 2008 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed November 19, 2008).

10.10

Second Amendment to Loan and Security Agreement by and between InfoLogix, Inc., InfoLogix Systems Corporation, Embedded Technologies, LLC, Opt Acquisition LLC, and InfoLogix-DDMS, Inc., as Borrowers, and Hercules Technology Growth Capital, Inc., as Lender, dated May 31, 2009 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed June 4, 2009).

10.11

Forbearance Agreement dated July 31, 2009 by and among Hercules Technology Growth Capital, Inc. and InfoLogix, Inc., InfoLogix Systems corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix — DDMS, Inc (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed November 23, 2009).

10.12

Amendment to Forbearance Agreement dated August 14, 2009 by and among Hercules Technology Growth Capital, Inc. and InfoLogix, Inc., InfoLogix Systems corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix — DDMS, Inc. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed November 23, 2009).

10.13

Second Amendment to Forbearance Agreement dated August 20, 2009 by and among Hercules Technology Growth Capital, Inc. and InfoLogix, Inc., InfoLogix Systems corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix — DDMS, Inc. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed November 23, 2009).

10.14

Third Amendment to Forbearance Agreement dated September 23, 2009 by and among Hercules Technology Growth Capital, Inc. and InfoLogix, Inc., InfoLogix Systems corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix — DDMS, Inc. (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed November 23, 2009).

10.15

Fourth Amendment to Forbearance Agreement dated September 30, 2009 by and among Hercules Technology Growth Capital, Inc. and InfoLogix, Inc., InfoLogix Systems corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix — DDMS, Inc. (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed November 23, 2009).

10.16

Fifth Amendment to Forbearance Agreement dated October 15, 2009 by and among Hercules Technology Growth Capital, Inc. and InfoLogix, Inc., InfoLogix Systems corporation, Embedded Technologies, LLC, Opt Acquisition, LLC, and InfoLogix — DDMS, Inc. (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed November 23, 2009).

10.17

Earn Out Agreement by and between InfoLogix Systems Corporation and Delta Health Systems, Inc. dated as of May 2, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 8, 2008).

10.18

Letter Agreement dated as of November 20, 2009 by and between InfoLogix Systems Corporation and Delta Health Systems, Inc. (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed November 25, 2009).

10.19

Master Services Agreement by and between Futura Services, Inc. and InfoLogix, Inc. dated March 2, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 6, 2009).

10.20	Severance Agreement dated March 13, 2009 by and between InfoLogix, Inc. and David T. Gulian (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed March 17, 2009).

10.21	Severance Agreement dated March 13, 2009 by and between InfoLogix, Inc. and John A. Roberts (incorporated by reference to Exhibit 10.2 our Current Report on Form 8-K filed March 17, 2009).

10.22	Severance Agreement dated March 13, 2009 by and between InfoLogix, Inc. and Richard Hodge (incorporated by reference to Exhibit 10.3 our Current Report on Form 8-K filed March 17, 2009).

10.23	Severance Agreement dated March 13, 2009 by and between InfoLogix, Inc. and Craig A. Wilensky (incorporated by reference to Exhibit 10.4 our Current Report on Form 8-K filed March 17, 2009).

10.24

Debt Conversion Agreement dated as of November 20, 2009 by and between InfoLogix, Inc. and Hercules Technology I, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 25, 2009).

10.25

Registration Rights Agreement dated as of November 20, 2009 by and between InfoLogox, Inc. and Hercules Technology I, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed November 25, 2009).

10.26

Registration Rights Agreement dated as of November 20, 2009 by and between InfoLogox, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed November 25, 2009).

10.27	Form of Indemnification Agreement dated as of November 20, 2009 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed November 25, 2009).

10.28

Registration Rights Agreement, dated as of April 6, 2010, by and between InfoLogix, Inc. and Hercules Technology Growth Capital, Inc. (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 8, 2010).

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

(*)                                 Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on April 15, 2010.

INFOLOGIX, INC.

By:	/s/ DAVID T. GULIAN
David T. Gulian
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 15, 2010.

Signatures	Title(s)

/s/ DAVID T. GULIAN	President, Chief Executive Officer and Director (Principal
David T. Gulian	Executive Officer)

/s/ JOHN A. ROBERTS	Chief Financial Officer (Principal Financial and Accounting
John A. Roberts	Officer)

/s/ MANUEL A. HENRIQUEZ	Director
Manuel A. Henriquez

/s/ MARK S. DENOMME	Director
Mark S. Denomme

/s/ THOMAS C. LYNCH	Director
Thomas C. Lynch

/s/ THOMAS O. MILLER	Director
Thomas O. Miller

/s/ ROY Y. LIU	Director
Roy Y. Liu

/s/ MELVIN L. KEATING	Director
Melvin L. Keating