Form 10-Q
period 2010-03-31
InfoLogix Inc
filed 2010-05-17
CIK 1315320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at May 14, 2010
Common Stock, $0.00001 par value per share	3,729,648 Shares

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

INFOLOGIX, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Currents assets:
Cash and cash equivalents	$615	$1,018
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $34 and $2 as of March 31, 2010 and December 31, 2009, respectively)	10,484	14,158
Unbilled revenue	242	252
Inventory, net	1,059	1,089
Inventory deposits	2,250	—
Prepaid expenses and other current assets	884	674

Total current assets	15,534	17,191
Property and equipment, net	512	600
Intangible assets, net	7,005	7,343
Goodwill	10,633	10,337
Deferred financing costs	401	471
Total assets	$34,085	$35,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,041	$7,624
Line of credit	8,909	7,559
Current portion of notes payable	14,870	12,336
Current portion of capital lease obligations	71	81
Sales tax payable	122	276
Accrued expenses	3,307	3,150
Accrued earn out payable	2,254	1,958
Deferred revenue	947	1,690

Total current liabilities	35,521	34,674
Notes payable, net of current maturities	209	231
Capital lease obligations, net of current maturities	104	114
Warrant liabilities	2,607	2,762
Deferred income taxes	608	592
Other liabilities	—	113
Total liabilities	39,049	38,486

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.00001; authorized 100,000,000 shares; issued and outstanding 3,729,648 shares and 3,722,156 shares at March 31, 2010 and December 31, 2009, respectively	—	—
Additional paid in capital	38,530	38,132
Accumulated deficit	(43,494)	(40,676)

Total stockholders’ deficit	(4,964)	(2,544)

Total liabilities and stockholders’ deficit	$34,085	$35,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009

Net revenues	$13,861	$18,812
Cost of revenues	9,599	14,677

Gross profit	4,262	4,135

Selling, general and administrative expenses	6,100	7,663

Operating loss	(1,838)	(3,528)
Interest expense	(1,049)	(1,146)
Interest income	—	10
Gain on fair value adjustment on warrant liabilities	85	—

Loss before income tax expense	(2,802)	(4,664)
Income tax expense	(16)	(7)

Net loss	$(2,818)	$(4,671)

Loss per share - basic and diluted	$(0.76)	$(4.56)

Weighted average shares outstanding - basic and diluted	3,724,617	1,024,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net cash (used in) provided by operating activities	$(3,934)	$1,526

Investing activities:
Acquisition of property, software and equipment	(27)	(198)
Net cash used in investing activities	(27)	(198)

Financing activities:
Proceeds from employee stock purchases	—	35
Repayment of long-term debt and capital leases	(42)	(328)
Proceeds from equipment loan	2,250	—
Net borrowings from line of credit	1,350	—
Net cash provided by (used in) financing activities	3,558	(293)

Net (decrease) increase in cash and cash equivalents	(403)	1,035

Cash and cash equivalents at beginning of period	1,018	3,037

Cash and cash equivalents at end of period	$615	$4,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(in thousands, except per share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2010	3,722,156	$—	$38,132	$(40,676)	$(2,544)
Stock based compensation	—	—	316	—	316
Fractional shares resulting from reverse stock split	(54)	—	—	—	—
Warrant exercise	7,546	—	70	—	70
Allocated finance costs	—	—	12	—	12
Net loss	—	—	—	(2,818)	(2,818)
Balance, March 31, 2010	3,729,648	$—	$38,530	$(43,494)	$(4,964)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFOLOGIX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share information)

NOTE A—Nature of Business and Basis of Presentation

Nature of business

InfoLogix, Inc. and its subsidiaries (collectively, the “Company”) provide enterprise mobility solutions for the healthcare and commercial markets.  The Company’s solutions are designed to allow the real time usage of data throughout an enterprise in order to enhance workflow, improve customer service, increase revenue and reduce costs.  The products and services the Company provides include: wireless network design, hardware and infrastructure, software, consulting, system integration and network and device management solutions.

On November 20, 2009, the Company completed a restructuring transaction with Hercules Technology Growth Capital, Inc. (“Hercules”) and Hercules Technology I, LLC (“HTI”), a wholly-owned subsidiary of Hercules, pursuant to which $5,000 of the Company’s outstanding debt was converted into shares of common stock and a warrant to purchase shares of the Company’s common stock, and the remaining outstanding debt with Hercules was otherwise restructured (the “Hercules Restructuring”).  As a result of the Hercules Restructuring, the Company experienced a change in control and under the terms of the Debt Conversion Agreement, HTI has certain corporate governance and other rights with respect to the Company. See Note F- Debt.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions for Form 10-Q and Article 10 of Regulation S-X. They do not include all of the disclosures normally made in the consolidated financial statements contained in the Company’s Annual Report on Form 10-K. In management’s opinion, all adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal and recurring nature. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009 should be read in conjunction with these condensed consolidated financial statements.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The condensed consolidated financial statements include the accounts of InfoLogix, Inc. and its wholly-owned subsidiaries: InfoLogix Systems Corporation, OPT Acquisition, LLC, Embedded Technologies, LLC, and InfoLogix—DDMS, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management considers materiality and uses the information available to prepare the consolidated financial statements including the Company’s history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

On January 5, 2010, the Company completed a reverse stock split of its issued and outstanding common stock by a ratio of one-for-twenty-five. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to retroactively reflect the reverse stock split.

The accompanying financial statements for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates continuing operations, securing additional debt or equity financing, restructuring existing debt, effecting one or more strategic transactions, and realizing assets and liabilities in the ordinary course of business. However, the Company has incurred significant net losses from 2006 through the first quarter of 2010, including a net loss in the first quarter of 2010 of $2,818. The Company’s losses are attributable to the difficult economic conditions under which it operates and challenges related to its transition over the last several years from being primarily a seller of infrastructure and hardware to becoming a provider of comprehensive enterprise mobility solutions.

As a result of the Company’s capital and debt structure and recurring losses, it has substantial near-term liquidity requirements related to the repayment of a seller note that becomes due on September 30, 2010, the revolving line of credit that comes due on May 19, 2011 and earn out payments for past acquisitions. The Company does not currently expect to generate sufficient cash flow from operations to fund those obligations. As a result, the Company’s independent registered public accounting firm included an explanatory paragraph which raises substantial doubt as to the Company’s ability to continue as a going concern in its report on the consolidated financial statements for the year ended December 31, 2009.

The Company has undertaken a series of actions to reduce costs and is pursuing various initiatives to continue as a going concern and provide for its future success. The Company’s plan to improve liquidity contemplates additional cost control measures and may also include additional financing, further restructuring of its debt and effecting one or more strategic transactions. The Company’s ability to implement these plans successfully is dependent on many circumstances outside of its direct control, including general economic conditions and the financial strength of its customers. Any additional financing the Company is able to secure will likely be subject to a number of conditions and involve additional costs. Given the current negative conditions in the economy generally and the credit markets in particular, there is uncertainty as to whether the Company will be able to generate sufficient liquidity to repay its outstanding debt, to make its earn out payments and to meet working capital needs. If the Company is unable to improve its liquidity position, it may not be able to continue as a going concern.

Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

NOTE B—Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 provides additional guidance on the accounting for revenue recognition for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The Company is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined its impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company’s consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

NOTE C—Inventory

Inventory consists of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Finished goods	$2,609	$2,547
Work in progress	—	80
Less: allowance for slow moving and obsolete inventory	(1,550)	(1,538)

Total inventory, net	$1,059	$1,089

Inventory deposits of $2,250 at March 31, 2010 represent amounts paid to date towards future purchases of mobile workstation inventory.

NOTE D—Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of businesses acquired. In conjunction with the acquisition of substantially all of the assets of Delta Health Systems, Inc. (“Delta”) in May 2008, the Company entered into an earn out agreement with Delta in which Delta is eligible to earn additional consideration in the subsequent two year period after the closing of the transaction. During the three months ended March 31, 2010, the Company recorded additional goodwill of $296 pursuant to the earn out agreement.

NOTE E—Customer and Vendor Concentrations

For the three months ended March 31, 2010 there were no individual customers who comprised 10% or more of net revenues. For the three months ended March 31, 2009, the top two customers represented approximately 28% of net revenues.

For the three months ended March 31, 2010 and 2009, the Company had one and two vendors, respectively, that individually comprised 10% or more of cost of revenues.

NOTE F—Debt

On May 1, 2008, the Company entered into a loan and security agreement with Hercules (“Loan and Security Agreement”), which provided the Company with a revolving credit facility and a term loan facility.  The Loan and Security Agreement was subsequently amended in November 2008 and May 2009, and the Company and Hercules entered into a forbearance agreement with respect to certain defaults under the Loan and Security Agreement in July 2009, and the parties entered into five amendments to the forbearance agreement over the course of August through October 2009.  In connection with the Hercules Restructuring that closed on November 20, 2009, the Company entered into an amended loan agreement with Hercules (“Amended Loan Agreement”), which amended and restated the Loan and Security Agreement. The Hercules Restructuring also provided the Company with up to $5,000 in additional availability under a revolving credit facility with Hercules. In connection with the Hercules Restructuring, the Company entered into a Debt Conversion Agreement with HTI, pursuant to which HTI exchanged $5,000 in existing indebtedness for (i) 2,691,790 shares of common stock, and (ii) a warrant to purchase 672,948 shares of common stock. The description of the Amended Loan Agreement below reflects the terms in place since November 20, 2009, and as amended on February 19, 2010.  The Loan and Security Agreement was further amended on April 6, 2010. See Note O - Subsequent Events.  At March 31, 2010, the Company’s indebtedness to Hercules consisted of a $5,500 term loan (“Term Loan A”), a $5,000 convertible note (“Term Loan B”), a $12,000 revolving line of credit facility, of which $8,909 was outstanding at March 31, 2010, and an equipment loan with an outstanding balance of $2,250.

Term Loan A has a 48-month term, with principal amortization of approximately $153 beginning December 1, 2010.  The outstanding principal balance on Term Loan A bears interest payable monthly at 12% per annum for the initial year; 18% per annum for the subsequent twelve months and 15% per annum thereafter.

Term Loan B has a 60-month term and can be converted, at Hercules’ option or automatically if the 90 day value weighted adjusted trading price exceeds five times the conversion price, into shares of the Company’s common stock at $1.8575 per share. The Company has the right to pay a portion of the conversion amount in cash plus applicable fees, interest and other charges, instead of shares of common stock, if an automatic conversion occurs under certain circumstances and the Company’s common stock is listed on certain national exchanges. If not converted, the outstanding principal balance of Term Loan B is due on November 1, 2014. The outstanding principal balance on Term Loan B bears interest at 14.5% per annum for the initial twelve months following closing of the arrangement; 20.5% per annum for the subsequent twelve months and 17.5% per annum thereafter. A portion (2.5%) of the interest rate on Term Loan B is to be “paid in kind” (“PIK”) compounded monthly. The Company will have the option to turn the PIK interest into cash interest or additional shares of common stock if certain predefined metrics are maintained. Both term loans A and B will be assessed a prepayment charge between 1% and 5% of the total term loan commitment depending on when paid.

Term Loan B may be partially settled in cash upon conversion. In accordance with ASC 470-20, “Debt with Conversion and other options”, the Company separately accounted for the liability and equity components of this instrument by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option in a manner that reflects interest cost at the interest rate of similar nonconvertible debt. The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component was reported as a debt discount and is amortized as interest cost over the instrument’s expected life.

The revolving credit facility expires on May 1, 2011, but may be extended at the Company’s option for six months if there is then no existing event of default. Any advances under the revolving credit facility bear interest initially at 12.0% per annum until the Term Loans are repaid in full, at which time the interest rate on outstanding advances will be prime plus 4%.The borrowing capacity under the revolving credit facility is limited to the lesser of the maximum availability or 85% of the Company’s eligible accounts receivable as defined in the Amended Loan Agreement. Borrowings under the revolving credit facility include an over advance provision of up to $500, which will be due 28 days after the over advance is drawn. Over advances bear interest at 15% per annum. On March 25, 2010, Hercules advanced to the Company an additional $1,350, initially applied to the outstanding balance on the Company’s revolving line of credit facility. The advance increased the outstanding indebtedness on the revolving line of credit to $8,909, and was provided as an extension above the Company’s eligible borrowing base. See Note O- Subsequent Events.

On February 19, 2010, the Company entered into Amendment No. 1 (“Amendment 1”) to the Amended Loan Agreement, which provided the Company with an Equipment Loan allowing it to request up to $3,000 in borrowings for use in purchasing equipment (“the Equipment Loan”). The Company may borrow in minimum increments of $250 under the Equipment Loan, subject to valid, verified purchase orders acceptable to Hercules from suppliers approved by Hercules in its sole discretion.  In connection with any advances, the Company is charged a fee of 3% of the purchase price identified in the relevant purchase orders. All customer receipts related to sales of products financed by the Equipment Loan are placed in a lockbox account under the exclusive control of Hercules and customer receipts are applied first to payment of the Equipment Loan fee, second, to the outstanding principal on the Equipment Loan and third, to all other obligations existing under the Equipment Loan. After such application, the excess in the lockbox account will be returned to the Company, unless an event of default exists or could reasonably be expected to exist, in which case, Hercules may apply the excess in the lockbox account to any obligation under the Amended Loan Agreement. The Equipment Loan bears interest at a rate of 1.5% per month and Hercules’ commitment to make additional equipment advances terminated on April 30, 2010.

The Amended Loan Agreement contains certain negative covenants and other stipulations associated with the arrangement, including covenants that restrict the Company’s ability to incur indebtedness, make investments, make payments in respect of its capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions. Additionally, the Amended Loan Agreement contains the following financial covenants (i) minimum consolidated adjusted EBITDA measured on a three month rolling basis as of the last day of each month of between $150 and $2,000, until December 31, 2011 and thereafter when $3 million of consolidated adjusted EBITDA is required, (ii) maximum leverage ratio measured on a rolling twelve month basis as of the last day of a fiscal quarter commencing June 30, 2010 of 6.0 to 1.0 decreasing to 1.5 to 1.0 by the quarter ending June 30, 2012, (iii) minimum consolidated fixed charge coverage ratio measured on a rolling twelve month basis as of the last day of a fiscal quarter commencing June 30, 2010 of 0.75 to 1.0 increasing to 2.0 to 1.0 by the quarter ending June 30, 2012, and (iv) at least $1,000 in unrestricted cash at all times. Failure to maintain the financial covenants, as well as certain other events, are events of default under the Amended Loan Agreement. Upon an event of default under the Amended Loan Agreement, Hercules may opt to accelerate and demand payment of all or any part of our obligations. Under the terms of the Amended Loan Agreement, late fees are equal to 5% of the past due amount and default rate interest is equal to the applicable regular interest rate plus 3%.

On February 10, 2010, Hercules sent the Company a letter notifying the Company of an event of default as of February 5, 2010 and charging the Company a default interest rate of an additional 3% to the applicable regular interest rate for the period starting February 5, 2010. Events of default are continuing and default rate interest will be payable monthly on the same date as regular interest unless Hercules chooses to demand payment of default interest on another date. As of March 31, 2010, the Company was not in compliance with the borrowing base requirement related to the revolver, the minimum cash requirement of $1,000, and the minimum EBITDA requirement. As a result of the above defaults, all balances outstanding under the Amended Loan Agreement at March 31, 2010 have been classified as current in the accompanying consolidated balance sheet.  Hercules has not chosen to accelerate the Company’s obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies. The Company does not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on the Company’s liquidity, business, financial condition and results of operations.

Notes payable consist of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Term Loan A note payable pursuant to the debt restructuring agreement with Hercules.	$5,500	$5,500

Convertible Term Loan B note payable pursuant to the debt restructuring agreement with Hercules. At March 31, 2010 and December 31, 2009, the outstanding principal balance was $5,098 and $5,015, respectively, net of original issuance discount of $2,408 and $2,514, respectively.	2,690	2,501

Note payable to Hercules pursuant to the Equipment Loan.	2,250	—

Convertible note payable pursuant to an asset purchase agreement with Healthcare Informatics Associates, Inc. Principal and accrued interest at 9.0% per annum is due September 30, 2010.	4,346	4,252

Note payable pursuant to an asset purchase agreement with AMT Systems, Inc. in monthly installments of $9 including interest at 7.84%, maturing May 31, 2013.	293	314

Total notes payable	15,079	12,567

Less: current maturities	(14,870)	(12,336)
	$209	$231

NOTE G—Related Party Transactions

Notes payable—stockholders

As a result of the Hercules Restructuring, Hercules became the Company’s majority stockholder through its wholly-owned subsidiary, HTI. During the first quarter of 2010 and 2009, Hercules charged the Company interest on outstanding debt of $762 and $743, respectively, including PIK interest.

Professional recruiting services

The Company maintains a business relationship with Gulian & Associates, which is owned by the wife of David T. Gulian, the Company’s President and Chief Executive Officer and a director and stockholder of the Company.  Under the terms of the arrangement, Gulian & Associates provides the Company with retainer-based professional recruiting services on a non-exclusive basis.  Gulian & Associates is paid a fee of 20% of a newly hired person’s annual base salary for employees it introduces to the Company.  One-third of the estimated fee is due at the time the hiring request is made.  The remainder is due upon successful placement of a candidate into the role. During the three months ended March 31, 2010 and 2009, Gulian & Associates charged fees to the Company of $82 and $97, respectively.

NOTE H—Commitments and Contingencies

Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Vendor commitments

Under the terms of a master service agreement, the Company granted exclusive rights to a vendor to provide certain outsourcing services to support the Company’s operations. The Company has a minimum annual commitment to purchase support services in an aggregate amount of $1,500 per year through 2013. The Company incurred costs of $68 and $100 for the three months ended March 31, 2010 and 2009, respectively.

NOTE I—Income Taxes

The Company has net operating loss carryforwards available for federal and certain state tax obligations.  Because the Company experienced a change in control as a result of the Hercules Restructuring, future utilization of the net operating losses is limited under Section 382 of the Internal Revenue Code. The Company has determined that it is more likely than not that it will not be able to use the net operating losses and other deferred tax assets and has recorded a full valuation allowance at March 31, 2010.  Income tax expense of $16 and $7 for the three months ended March 31, 2010 and 2009, respectively, results from a deferred tax provision for the difference between book and tax amortization of indefinite lived assets and miscellaneous state taxes.

NOTE J—2008 Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”).  The ESPP provides the Company’s employees the opportunity to purchase common stock through accumulated payroll deductions.  The Company has reserved 40,000 shares for use in the ESPP. The ESPP has consecutive three month offering periods commencing on the first trading day of each calendar quarter. The Company’s Board of Directors suspended the ESPP indefinitely effective July 1, 2009.

The Company issued 82,098 shares for the three months ended March 31, 2009.  In connection with the issue of these shares, the Company received $35. For the three months ended March 31, 2010, the Company did not issue any shares under the ESPP.

NOTE K—Stock Based Compensation

For the three months ended March 31, 2010 and 2009, the Company recognized compensation cost for stock options granted to employees of $316 and $290, respectively. Option awards generally vest over a 3 to 4 year period of continuous service and have a ten year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. As of March 31, 2010, the total unrecognized compensation cost related to options amounted to approximately $2,300 which is expected to be recognized over the options’ average remaining vesting period of 2.5 years.

During the three months ended March 31, 2010 and 2009, the Company granted 713,706 and 400,870 options, respectively.

NOTE L— Operating Segments

The Company has two reportable operating segments: commercial and healthcare. Each of the reportable segments provides similar products and services, with a focus on primary vertical markets. The implementation and support organizations in both the healthcare and commercial segments provide solutions that include consulting, business software applications, mobile managed services, mobile workstations and devices, and wireless infrastructure.  The Company evaluates the performance of its operating segments based on gross profit and does not allocate assets among segments. There are no intersegment sales or transfers.

	Three months ended March 31, 2010
	Healthcare	Commercial	Total
Net revenues	$10,099	$3,762	$13,861
Cost of revenues	6,788	2,811	9,599
Gross profit	$3,311	$951	$4,262

	Three months ended March 31, 2009
	Healthcare	Commercial	Total
Net revenues	$12,576	$6,236	$18,812
Cost of revenues	9,281	5,396	14,677
Gross profit	$3,295	$840	$4,135

NOTE M- FAIR VALUE MEASUREMENTS

The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Company’s consolidated balance sheets are categorized as follows:

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

The following table details the assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at March 31, 2010
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$2,607	$—	$2,607	$—

The fair value of derivative instruments is estimated using the Black Scholes valuation model with observable inputs.

NOTE N—FINANCIAL INSTRUMENTS

In accordance in ASC Topic 815-40, “Derivatives and Hedging”, the Company records its outstanding warrants as liabilities because the warrants do not currently meet the criteria for equity classification.  The liabilities are marked to market at the end of each accounting period until such time as the Company gains compliance with the requirements for equity classification.

The fair value of warrant liabilities was calculated under the Black-Scholes pricing model using the Company’s stock price on the date of the warrant grant, the Company’s expected volatility, and the risk free interest rate matched to the warrants’ expected life, adjusted for the impact of dilution. The Company does not anticipate paying dividends during the term of the warrants. The Company uses historical data to estimate volatility assumptions used in the valuation model. The expected term of warrants granted is derived from an analysis that represents the period of time that warrants granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.

During the period ended March 31, 2010, the Company changed certain assumptions related to volatility and dilution used in the valuation of its warrant liabilities and corrected the calculation used in the valuation of its warrant liabilities at December 31, 2009.  Management has determined that these changes did not have a material impact on its 2009 financial position, results of operations or earnings per share. The resulting charge of $787 is included in the accompanying statement of operations as a reduction to the gain in fair value adjustment on warrant liabilities for the three month period ended March 31, 2010.

On March 1, 2010, the Company issued to Hercules 7,546 common shares upon the cashless exercise of a warrant to acquire up to 10,000 underlying shares.

The following table details warrant activity during the three-month period ended March 31, 2010:

Outstanding as of December 31, 2009	788,948
Issued	—
Exercised	10,000
Forfeited	—
Outstanding as of March 31, 2010	778,948

Expiration Date	Number of Shares Underlying Warrants	Weighted Average Exercise Price

2010	106,000	$15.03
2011	—	—
2012	—	—
2013	—	—
2014	672,948	$1.86

Total warrants outstanding	778,948	$3.65

All outstanding warrants expire no later than November 19, 2014.

The range of assumptions used in the Black Scholes pricing model to calculate the fair value of the financial instruments was as follows:

Exercise price	$1.86-$50.00
Estimated life	0.66-4.64 years

Volatility	134.12%-233.53%

Risk free rate	0.33%-2.08%

Dividend rate	0%

NOTE O— Subsequent Events

On April 6, 2010, the Company entered into Amendment No. 2 (“Amendment 2”) to the Amended Loan Agreement with Hercules. Pursuant to Amendment 2, Hercules funded a term loan in an original principal amount of $1,350 (“Term Loan C”). The proceeds of Term Loan C were used to repay outstanding over advances under the revolving credit facility. Interest on Term Loan C will accrue at a rate of 8% per annum and, at the discretion of Hercules, is payable either in cash or in kind by adding the accrued interest to the principal of Term Loan C. All principal outstanding on Term Loan C will be due and payable on April 1, 2013. Term Loan C may be converted into shares of the Company’s common stock at a price of $3.276 per share at any time at Hercules’ option. The Company may prepay Term Loan C without incurring a prepayment penalty charge. The Company also entered into a registration rights agreement with Hercules whereby it agreed to register the shares underlying Term Loan C and certain interest that may be paid in shares.

Amendment 2 also amended the interest payment options under Term Loan B such that Hercules now has the option, in its sole discretion, to require any and all interest on Term Loan B to be paid in cash, in kind or in shares of common stock of the Company, rather than 2.5% as PIK and the balance in cash or conversion of the 2.5% PIK interest into cash or shares only if certain pre-defined metrics are maintained. The number of shares into which accrued interest will be converted will be determined based on the adjusted 60-day average trading price of the Company’s common stock on the date of Hercules’ election to convert the interest into shares.

Amendment 2 also amended the default interest payment options under the Amended Loan Agreement. Whereas prior to Amendment 2, default rate interest was payable in cash or in kind by adding the accrued interest to the outstanding principal amount. Pursuant to Amendment 2, Hercules now has the option to elect to have default rate interest paid in cash, in kind or in shares of the Company’s common stock. All default rate interest paid in kind will be added to the outstanding principal amount on Term Loan B, notwithstanding on which loan the interest has accrued. If Hercules elects to have default rate interest paid in shares, the number of shares into which such accrued default rate interest will be converted will be determined based on the adjusted 60-day average price on the date of Hercules’ election to convert the interest into shares.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

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

•                  restrictions on our operations contained in our loan and security agreement or agreement for any replacement indebtedness; and

•                  our ability to improve our internal controls over financial reporting.

We have disclosed important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and elsewhere in this report.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.  We do not undertake any obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise, except as required by federal securities laws.

Overview

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our financial condition and results of operations. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included in Item 1 of this quarterly report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009. Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all dollar amounts, except per share data, are presented in thousands.

Recent Developments

Reverse Stock Split

On January 5, 2010, we effected a one-for-twenty-five reverse stock split of our issued and outstanding shares of common stock, par value $0.00001 per share. Unless otherwise indicated, all share amounts discussed herein reflect the post-split number of shares of our common stock.

Hercules Restructuring Transactions

On November 20, 2009, we completed a restructuring transaction with our senior lender Hercules Technology Growth Capital, Inc. (“Hercules”) and its wholly-owned subsidiary Hercules Technology I, LLC (“HTI”), pursuant to which $5,000 of our outstanding debt to Hercules was converted into shares of our common stock and a warrant to purchase shares of our common stock, and the remaining outstanding debt with Hercules was otherwise restructured (the “Hercules Restructuring”). As a result of the Hercules Restructuring, we experienced a change in control and (i) HTI owns 2,691,790 shares or 72.3% of our outstanding common stock, as well as a warrant to acquire up to an additional 672,948 shares of our common stock, and (ii) Hercules may convert a portion of our remaining indebtedness to Hercules into an additional 2,691,790 shares of our common stock and has the option to convert certain term loan interest into an indeterminate number of shares of our common stock. In addition, on March 1, 2010, Hercules exercised a warrant initially received on June 19, 2009 by which it acquired 7,546 shares of our common stock. As a result of Amendment 2 to our Amended Loan Agreement on April 6, 2010, Hercules may convert the principal of Term Loan C (defined below) into an additional 412,087 shares of our common stock and has the option to convert default rate interest into an indeterminate number of shares of our common stock.

In connection with the Hercules Restructuring, on November 20, 2009, we and Hercules entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”), whereby we and Hercules agreed to restructure our remaining debt not converted into shares of common stock and a warrant. The Amended Loan Agreement amended and restated our prior loan and security agreement with Hercules.

On February 19, 2010, we entered into Amendment No. 1 (‘Amendment 1”) to the Amended Loan Agreement.  Under the Equipment Loan provided by Amendment 1, we may request up to $3,000 for use in purchasing equipment (the “Equipment Loan”) subject to valid, verified purchase orders acceptable to Hercules from suppliers approved by Hercules in its sole discretion.

On March 25, 2010, Hercules advanced to us an additional $1,350, initially applied to the outstanding balance on our revolving line of credit facility under the Amended Loan Agreement. The advance increased our outstanding indebtedness on the revolving line of credit to $8,909, and was provided as an extension above our eligible borrowing base provided in the Amended Loan Agreement.

On April 6, 2010, we entered into Amendment No. 2 (“Amendment 2”) to the Amended Loan Agreement. Pursuant to Amendment No. 2, Hercules funded a term loan in an original principal amount of $1,350 (“Term Loan C”). The proceeds of Term Loan C were used, in part, to repay outstanding over advances under the revolving credit facility. Interest on Term Loan C will accrue at a rate of 8% per annum and, at the discretion of Hercules, is payable either in cash or in kind by adding the accrued interest to the principal of Term Loan C. All principal outstanding on Term Loan C will be due and payable on April 1, 2013. Term Loan C may be converted into shares of our common stock at a price of $3.276 per share at any time at Hercules’ option. We may prepay Term Loan C without incurring a prepayment penalty charge. We also entered into a registration rights agreement with Hercules whereby we agreed to register the shares underlying Term Loan C.

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

Hercules has not chosen to accelerate our obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies. We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations.

Nasdaq Delisting Notice/Appeal Hearing

Our common stock is listed on The Nasdaq Capital Market, which imposes, among other requirements, a requirement that a listed company maintain either a minimum of $2,500 in stockholders’ equity, a minimum of $35,000 of market value of listed securities, or net income from continuing operations of at least $500 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. On August 19, 2009, we received a letter from Nasdaq, notifying us that we were not in compliance with these requirements. On October 30, 2009, we received notice that Nasdaq granted our request for an extension to regain compliance with these requirements. We had until November 20, 2009 to regain such compliance. On November 25, 2009, we received notice from Nasdaq that we had regained compliance with the $2,500 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, but noting that Nasdaq would continue to monitor our compliance with this listing rule, and that, if at the time of our next periodic report we did not evidence compliance, we might be again subject to delisting.  On April 20, 2010, we received a new staff determination letter from Nasdaq regarding our non-compliance with the Nasdaq continued listing standards.  At December 31, 2009, our stockholders’ deficit of $2,544 again was below Nasdaq’s minimum stockholders’ equity requirement. The Nasdaq staff determined to delist our common stock on April 29, 2010 unless we requested a hearing before a Nasdaq Listing Qualifications Panel (“Panel”) on or before April 27, 2010.  On April 27, 2010, we requested a hearing before the Panel and, as a result, our common stock will remain listed on Nasdaq pending the issuance of a decision by the Panel following the hearing, which is currently scheduled for June 10, 2010. There can be no assurance that the Panel will grant our request for continued listing.  A delisting of our common stock from Nasdaq could adversely affect the market liquidity of our common stock and cause the market price of our common stock to decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.  If our common stock is delisted we may seek to have our stock quoted on the Pink OTC Market (also known as the “Pink Sheets”) or trade on the OTC Bulletin Board, however, there can be no assurance that we will be successful in such efforts.

General

We provide end-to-end solutions for electronic medical record (“EMR”) and supply chain (“SCM”) implementation and mobilization, with experience in over 2,200 hospitals and businesses nationwide. We assist our healthcare and commercial customers by implementing and optimizing EMR and SCM systems, offering mobility to caregivers and workforces by making data accessible directly at the point of care or point of activity, and managing operations with services to improve clinical and financial performance and supply chain with services to drive greater efficiency.

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

We manage our business primarily by market verticals, driven by our sales organization. We have two reportable operating segments consisting of our healthcare and commercial businesses. The healthcare segment is principally composed of our activities in hospitals and other related healthcare facilities. The commercial segment focuses on all other vertical markets including pharmaceutical, manufacturing, wholesale and retail distribution and service industries.

In order to improve our operating efficiencies and gross margin, we are transitioning from custom order processing for our mobile workstations to a standardized suite of products. In the first quarter of 2010, we started pre-ordering our new standardized mobile workstations from a third-party vendor based on our estimates of expected sales. If our estimates as to the amount of workstations to be sold or the timing of sales do not materially correspond to actual sales, we will be required to purchase and hold workstations as inventory.

We serve the healthcare and commercial industries, which are experiencing significant challenges, primarily due to weak macroeconomic conditions that have resulted in a decreased demand for their products and services. As a result, some of our customers may face business and financial challenges in 2010.  For example, some of our customers are facing constraints on their information technology budgets and are seeking more flexibility in the type of mobility solutions they implement and the timing of their purchases from us. It is unclear when the general economic climate will improve and when our customers may benefit from improved conditions.

We conduct substantially all of our operations through our wholly-owned subsidiary, InfoLogix Systems Corporation. We own our patents and patent applications through our wholly-owned subsidiaries OPT Acquisition, LLC, Embedded Technologies, LLC and InfoLogix—DDMS, Inc.

Going Concern

The current weak macroeconomic conditions have had a major impact on the industries we serve. During 2009, we experienced reduced sales and compressed margins, particularly related to the sales of mobile workstations and related infrastructure in the healthcare markets that we serve. We believe this slowdown is primarily the result of adverse economic conditions affecting the healthcare industry, including constrained budgets promulgated by difficult access to capital in community and other not-for-profit hospitals. We have responded to the challenging times by undertaking a series of cost reduction initiatives, including the elimination of executive bonuses, reduction of employee salaries and reduction in the number of employees. Economic conditions did not improve in the first quarter of 2010 and we expect 2010 to be a challenging year.

Our condensed consolidated financial statements for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates continuing operations, securing additional debt or equity financing, restructuring our existing debt, effecting one or more strategic transactions, and realizing assets and liabilities in the ordinary course of business.  However, we have incurred significant net losses from 2006 through the first quarter of 2010, including a net loss of $2,818 for the three months ended March 31, 2010.  Our losses are attributable to the difficult economic conditions under which we operate and challenges related to our transition over the last several years from being primarily a seller of infrastructure and hardware to becoming a provider of comprehensive enterprise mobility solutions. During this transition period, we have hired experienced management and staff to execute our business plans and have made strategic acquisitions. We have also managed our liquidity through this transition, primarily by funding operations with indebtedness, which at March 31, 2010 included $22,000 of senior debt at high interest rates and other associated costs.

As a result of our capital and debt structure and recurring losses, we have substantial liquidity requirements related to the repayment of a seller note that comes due on September 30, 2010, our indebtedness to Hercules, and earn out payments for past acquisitions. We do not currently expect to generate sufficient cash flow from operations to fund those obligations. As a result, our independent registered public accounting firm included an explanatory paragraph which raises substantial doubt as to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2009.

We have undertaken a series of actions to reduce costs and are pursuing various initiatives to continue as a going concern and provide for our future success. Our plan to improve our liquidity contemplates additional cost control measures and may also include additional financing, further restructuring of our debt and effecting one or more strategic transactions. Our ability to implement these plans successfully is dependent on many circumstances outside of our direct control, including general economic conditions and the financial strength of our customers. Any additional financing we are able to secure will likely be subject to a number of conditions and involve additional costs. Given the current negative conditions in the economy generally and the credit markets in particular, there is uncertainty as to whether we will be able to generate sufficient liquidity to repay our outstanding debt, to make our earn out payments and to meet working capital needs. If we are unable to improve our liquidity position, we may not be able to continue as a going concern.

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

We also generate revenues from consulting and professional services on either a fixed fee or time and expense basis. Net revenues from our consulting and professional services are primarily recognized on a time and expense basis at the time the service is delivered and the expenses are incurred. Net revenues from the sale of our proprietary learning technologies and any professional consulting or engineering services provided on a fixed-fee basis are recognized according to a proportionate method of accounting and is recognized ratably over the contract period based upon actual project hours as compared to budgeted project hours. Payments received in advance of services performed are recorded as deferred revenue. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenue recognized in excess of amounts billed and project cost is included in unbilled revenue on our condensed consolidated balance sheet.

We also generate net revenues from the sale of warranties on wireless and mobile hardware and systems, including mobile workstations, computers, peripherals, and related products.  We sell original equipment manufacturers’ component warranties and warranty programs sponsored by other third parties, including extended warranties, and recognize the revenue on a net basis upon execution of the warranty agreement.   As we have been transitioning our business away from the sale of hardware and related warranties, we are not selling new extended warranty programs except for those serviced by third-parties and we have taken steps to confirm with our customers that third-parties are the obligors under their warranties.

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

Selling expenses primarily consist of the salaries, benefits, travel and other costs of our regional and national account sales representatives, sales management and business development expenses. General and administrative expenses primarily consist of the costs attributable to the support of our operations, such as: costs related to information systems, salaries, expenses and office space costs, inside sales and customer support, warehousing, technical support, financial accounting, purchasing, administrative and human resources personnel, insurance, recruiting fees, legal, accounting and other professional services.

Critical Accounting Estimates and Policies

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of net revenues and expenses during the reporting periods.  In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Revenue recognition

Net revenues are generated through product sales, warranty and maintenance agreements, professional consulting, programming and engineering services, long-term support services, and educational learning programs. Net revenues from product sales are recognized when both the title and risk of loss transfer to the customer, generally upon shipment. Net revenue from the sales of warranties is recognized upon execution of the warranty agreement.  We do not bear associated warranty risk because it is contracted with third parties, the primary obligors, to fully assume all risks and obligations.

Revenue from consulting and other professional services is recognized on either a fee-for-service or fixed fee basis. Revenue from consulting and other professional services that is contracted as fee-for-service is recognized in the period in which the services are performed. Direct costs for travel and accommodations are reimbursable in accordance with the contract terms and are recognized as revenue in the period the related expense is incurred.  Revenue from the sale of proprietary learning technologies and those consulting and other professional services provided on a fixed-fee basis is recognized according to a proportionate method of revenue recognition and is recognized ratably over the contract period based upon actual project hours completed compared to total budgeted project hours. Changes in these assumptions, including estimates on fixed fee contracts, can materially affect the amount of net revenue recognized in our net income from operations.

We record amounts billed to our customers for shipping and handling fees as revenue. All amounts billed in a sale transaction related to shipping and handling represent revenues earned for the goods provided and requires such amounts are classified as revenue. Shipping and handling costs are recorded in general and administrative expenses in the consolidated statement of operations

Inventory

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

Goodwill and other intangible assets

Goodwill is tested at least annually by comparing the fair value of the recorded assets to their carrying amount. The carrying value of other intangible assets is reviewed for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  If the carrying amount of the goodwill or other intangible assets exceeds its fair value, an impairment loss is recognized. The evaluation of goodwill and other intangible assets requires the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Stock based compensation

We measure employee stock based compensation awards using a fair value method and amortize the resulting expense on a straight line basis over the requisite service period of the award, generally the vesting period.

We estimate the grant date fair value of stock options using the Black-Scholes option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the expected term of the award and the estimated volatility of our stock price over the expected term. Changes in these assumptions and in the estimated forfeitures of stock option awards can materially affect the amount of stock based compensation recognized in our consolidated statements of operations.

Fair value of warrant liabilities

Our warrant liability is recorded at fair value, which is estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of judgment regarding assumptions used. Changes in our assumptions or market conditions could significantly affect the estimates and have a material impact on our financial position and results of operations.

Results of Operations (unaudited)

Results of operations expressed as a percentage of net revenues were as follows:

	Three months ended March 31,
	2010	2009

Net revenues	100.0%	100.0%
Cost of revenues	69.3%	78.0%

Gross profit	30.7%	22.0%
Selling, general and administrative expenses	44.0%	40.7%

Operating loss	(13.3)%	(18.7)%

Interest expense	(7.5)%	(6.2)%
Interest income	0.0%	0.1%
Fair value adjustment on warrant liabilities	0.6%	0.0%

Loss before income tax expense	(20.2)%	(24.8)%
Income tax expense	(0.1)%	0.0%

Net loss	(20.3)%	(24.8)%

Three Months ended March 31, 2010 compared with the Three Months ended March 31, 2009

Net revenues

Net revenues for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$3,517	$7,926	$(4,409)	(56)%
Professional Services	6,457	4,566	1,891	41%
Managed Services	125	84	41	49%
Total Healthcare	10,099	12,576	(2,477)	(20)%

Commercial
Infrastructure	1,807	4,940	(3,133)	(63)%
Professional Services	1,678	864	814	94%
Managed Services	277	432	(155)	(36)%
Total Commercial	3,762	6,236	(2,474)	(40)%

Total net revenues	$13,861	$18,812	$(4,951)	(26)%

Net revenues were $13,861 for the three months ended March 31, 2010, compared to $18,812 for the three months ended March 31, 2009, a decrease of $4,951 or 26%. The decrease in our Healthcare segment net revenues was due to fewer infrastructure orders resulting from the current macro-economic conditions and our transition away from a former supplier of mobile workstations to the launch of our new suite of mobile workstations and power systems in March 2010. This decrease was partially offset by an increase in professional services from increased demand for EMR implementation and strategic cost management services.  The decrease in our Commercial segment net revenues was due to lower resales of infrastructure and hardware products as we continue to transition our business to offer higher margin consulting and other professional services. The reimbursable expense revenue included in our professional services revenue totaled $738 and $425 for the three months ended March 31, 2010 and 2009, respectively.

Cost of revenues

Cost of revenues for the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$2,821	$5,950	$(3,129)	(53)%
Professional Services	3,964	3,296	668	20%
Managed Services	3	35	(32)	(91)%
Total Healthcare	6,788	9,281	(2,493)	(27)%

Commercial
Infrastructure	1,315	4,370	(3,055)	(70)%
Professional Services	1,376	811	565	70%
Managed Services	120	215	(95)	(44)%
Total Commercial	2,811	5,396	(2,585)	(48)%

Total cost of revenues	$9,599	$14,677	$(5,078)	(35)%

Our cost of revenues was $9,599 for the three months ended March 31, 2010, compared to $14,677 for the three months ended March 31, 2009, a decrease of $5,078 or 35%. The decrease in our Healthcare segment cost of revenues was a result of lower spending on infrastructure due to decreased sales of our mobile workstation products as we transition to our new suite of mobile workstations and power systems. The decrease in our Commercial segment cost of sales was a result of lower resales of hardware and infrastructure as we transition our business, partially offset by costs associated with increasing our consulting staff to support an increased number of SCM engagements, and prepare for future growth as we expand our professional services business. The reimbursable expenses included in our professional services cost of revenue totaled $738 and $425 for the three months ended March 31, 2010 and 2009, respectively.

Gross profit

Gross profit for the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$696	$1,976	$(1,280)	(65)%
Professional Services	2,493	1,270	1,223	96%
Managed Services	122	49	73	149%
Total Healthcare	3,311	3,295	16	0%

Commercial
Infrastructure	492	570	(78)	(14)%
Professional Services	302	53	249	470%
Managed Services	157	217	(60)	(28)%
Total Commercial	951	840	111	13%

Total gross profit	$4,262	$4,135	$127	3%

Gross profit percentage for the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,		Amount of
	2010	2009	Change

Healthcare
Infrastructure	20%	25%	-5%
Professional Services	39%	28%	11%
Managed Services	98%	58%	40%

Commercial
Infrastructure	27%	12%	15%
Professional Services	18%	6%	12%
Managed Services	57%	50%	7%

Total gross profit percentage	31%	22%	9%

Our gross profit was $4,262 for the three months ended March 31, 2010, compared to $4,135 for the three months ended March 31, 2009, an increase of $127 or 3%, resulting in a gross margin of 31% for the three months ended March 31, 2010, up from 22% for the three months ended March 31, 2009. The increase in our gross margin is the result of a shift in our overall product and service mix from lower margin product and infrastructure sales and related hardware resales, as we continue to emphasize higher margin consulting and professional services, which benefited our healthcare segment as that industry demonstrated a focus on EMR assessment and implementation projects and our commercial segment benefited from customers evaluating of SCM solutions. We continue to experience downward pressure on our gross margin from the sale of infrastructure and third-party hardware. Consistent with our overall strategic plan, we continue to migrate the business toward an overall greater mix of consulting and other professional services.

Selling, general and administrative expenses

Certain reclassifications have been made to 2009 selling and general and administrative expenses to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or stockholders’ deficit.

Our selling, general and administrative expenses were $6,100 for the three months ended March 31, 2010, compared with $7,663 for the three months ended March 31, 2009, a decrease of $1,563, or 20%.  Selling expenses were $2,395 for the three months ended March 31, 2010, compared with $2,710 for the three months ended March 31, 2009, a decrease of $315, or 12%.  The decrease in our selling expenses for the comparable period was primarily attributable to lower salary and travel related costs resulting from staffing reductions and other cost control measures.  General and administrative expenses were $3,705 for the three months ended March 31, 2010, compared with $4,953 for the three months ended March 31, 2009, a decrease of $1,248, or 25%.  The decrease in our general and administrative expenses for the comparable period was primarily attributable to a reduction in consultants training expense, including related salaries, benefits and travel costs, and lower marketing expenses.

Our depreciation and amortization expense, included with general and administrative expenses discussed above, decreased to $453 for the three months ended March 31, 2010 from $475 for the three months ended March 31, 2009, a decrease of $22 or 5%, as the result of fewer purchases of capitalized assets required to run our business, such as laptop computers, servers and communication equipment.

Interest expense

Our interest expense was $1,049 for the three months ended March 31, 2010, compared to $1,146 for the three months ended March 31, 2009, a decrease of $97 or 8%. The decrease in interest expense is a result of the restructuring of our debt with Hercules in the fourth quarter of 2009. As a result of the additional borrowings in February and April 2010, and the default interest rate imposed in April 2010, we expect our interest expense will increase in future quarters. See “Liquidity and Capital Resources” below.

Net loss

Our net loss was $2,818 for the three months ended March 31, 2010 compared with a net loss of $4,671 for the three months ended March 31, 2009, a decrease of $1,853 or 40%. The decrease in our net loss was primarily due to our continued efforts to reduce our selling, general and administrative costs through a variety of cost-cutting measures and an increase in gross profit percentage as we continue to transition from infrastructure hardware sales to higher margin professional and consulting services in our role as a comprehensive solutions provider.

Liquidity and capital resources

At March 31, 2010, we had cash and cash equivalents of $615, compared to $1,018 at December 31, 2009. Historically, we have funded our operating losses primarily through the private sale of equity securities and through current and long term debt and working capital. At March 31, 2010, our total liabilities were $39,049 and were comprised mostly of term debt, borrowings outstanding under our credit line, notes due to sellers related to prior acquisitions, and outstanding accounts payable. Net cash used in operating activities for the three months ended March 31, 2010 was $3,934, primarily related to interest payments on our borrowings and other operating expenses. Net cash used in investing activities was $27 for the three months ended March 31, 2010, primarily used to purchase equipment. Net cash provided by financing activities was $3,558 for the three months ended March 31, 2010, primarily due to increased borrowings under our Amended Loan Agreement with Hercules.

Given the amount of our current cash and cash equivalents, and accounts receivable, we believe that we will have sufficient liquidity to meet our short-term operating cash flow needs. We have, however, substantial liquidity requirements related to the repayment of a seller note in the amount of approximately $4,346 that comes due on September 30, 2010, our revolving line of credit under our Amended Loan Agreement with Hercules, and earn out payment obligations from past acquisitions. We do not currently expect to generate sufficient cash flow from operations to fund those obligations. We have undertaken a series of actions to reduce costs and have explored potential sources of financing and other strategic initiatives. On February 10, 2010, Hercules sent us a letter notifying us of an event of default because our borrowings under the revolving credit facility exceeded our borrowing base. Hercules has not chosen to accelerate our obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies under Amended Loan Agreement. We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations. Even without acceleration of our obligations to Hercules and even with the restructuring of our debt with Hercules on November 20, 2009, and subsequent additional borrowings from Hercules in February and April 2010, we continue to believe that we need to restructure our debt, pursue additional debt and equity financing, complete one or more strategic transactions, and continue further cost control actions to meet our liquidity needs. Our continued operations are dependent on our ability to implement those plans successfully. If we fail to do so, we may not be able to continue as a going concern. For a discussion of our plans with respect to these matters, see “Going Concern.”

Senior indebtedness

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

Under the Amended Loan Agreement, our indebtedness to Hercules consists of three term loans aggregating approximately $12,900 and a revolving credit facility of $12,000, of which $8,909 was outstanding at May 7, 2010. The revolving credit facility expires on May 1, 2011, but may be extended at our option for six months if there is no existing event of default. Any advances under the revolving credit facility bear interest initially at 12.0% per annum until the term loans, as described below, are repaid in full, when the interest rate on outstanding advances will be prime plus 4%. Borrowings under the revolving credit facility are based on eligible accounts receivables, including an over advance provision of up to $500, which will be due 28 days after the over advance is drawn. Over advances bear interest at 15% per annum.

The term loans are comprised of a $5,500 term loan due on November 1, 2013 (Term Loan A), a $5,000 convertible term loan due on November 1, 2014 (Term Loan B), and a $1,350 convertible term loan due on April 1, 2013 (Term Loan C). Principal amortization on Term Loan A begins on December 1, 2010. Term Loan B may be converted into shares of our common stock at a price of $1.8575 per share at Hercules’ option, or automatically if the 90-day value weighted adjusted trading price of our common stock exceeds five times the conversion price. We, however, have the right to pay a portion of the conversion amount in cash plus applicable fees, interest and other charges instead of shares of common stock if an automatic conversion occurs under certain circumstances. If not converted, the principal balance on Term Loan B is due November 2014. Term Loan C may be converted into shares of our common stock at a price of $3.276 per share at Hercules’ option. If not converted, the principal balance of Term Loan C is due April 2013.

Term Loan A bears interest at (i) 12% per annum for the first year, (ii) 18% per annum for the next year, and (iii) 15% thereafter. All interest on Term Loan A is payable in cash monthly commencing December 1, 2009. Term Loan B bears interest at (i) 14.5% per annum for the first year, (ii) 20.5% per annum for the next year, and (iii) 17.5% thereafter. A portion (2.5%) of the interest rate on Term Loan B is to be “paid in kind” (“PIK”) compounded monthly. The balance of the interest on Term Loan B is payable in cash monthly commencing December 1, 2009. Hercules also has the option, in its sole discretion, to require any and all interest on Term Loan B to be paid in cash, PIK or in shares of our common stock. The number of shares into which accrued interest will be converted will be determined based on an adjusted 60-day average trading price of our common stock on the date of Hercules’ election to convert the interest into shares. In the event Term Loan A or Term Loan B is prepaid, a prepayment charge on the principal prepaid is 5% if prepaid during the first 12 months, 3% if prepaid during the next 12 months and 1% thereafter will be due, provided that, if Term Loan A or Term Loan B is prepaid during the first 12 months and there is then no event of default, Hercules will waive the prepayment charge on both term loans. Term Loan C bears interest at a rate of 8% per annum and, at the discretion of Hercules, is payable either in cash or PIK.  Interest is payable monthly commencing on May 1, 2010. We may prepay Term Loan C without incurring a prepayment penalty charge.

On February 19, 2010, Hercules provided us with an Equipment Loan allowing us to request up to $3,000 in borrowings for use in purchasing equipment.  We could borrow in minimum increments of $250 under the Equipment Loan, subject to valid, verified purchase orders acceptable to Hercules from suppliers approved by Hercules in its sole discretion.  In connection with any advances, we are charged a fee of 3% of the purchase price identified in the relevant purchase orders. All customer receipts related to sales of products financed by the Equipment Loan are placed in a lockbox account under the exclusive control of Hercules and customer receipts are applied first to payment of the Equipment Loan fee, second, to the outstanding principal on the Equipment Loan and third, to all other obligations existing under the Equipment Loan. After such application, the excess in the lockbox account will be returned to us, unless an event of default exists or could reasonably be expected to exist, in which case, Hercules may apply the excess in the lockbox account to any obligation under the Amended Loan Agreement. The Equipment Loan bears interest at a rate of 1.5% per month and Hercules’ commitment to make additional equipment advances terminated on April 30, 2010. At March 31, 2010, we have an outstanding balance of $2,250 outstanding under this facility. We are in discussions with Hercules concerning an extension to the Equipment Loan.

The Amended Loan Agreement contains certain negative covenants and other stipulations associated with the arrangement, including covenants that restrict our ability to incur indebtedness, make investments, make payments in respect of our capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions. Additionally, the Amended Loan Agreement contains the following financial covenants (i) minimum consolidated adjusted EBITDA measured on a three month rolling basis as of the last day of each month of between $150 and $2,000, until December 31, 2011 and thereafter when $3,000 of consolidated adjusted EBITDA is required, (ii) maximum leverage ratio measured on a rolling twelve month basis as of the last day of a fiscal quarter commencing June 30, 2010 of 6.0 to 1.0 decreasing to 1.5 to 1.0 by the quarter ending June 30, 2012, (iii) minimum consolidated fixed charge coverage ratio measured on a rolling twelve month basis as of the last day of a fiscal quarter commencing June 30, 2010 of 0.75 to 1.0 increasing to 2.0 to 1.0 by the quarter ending June 30, 2012, and (iv) at least $1,000 in unrestricted cash at all times.  Failures to maintain the financial covenants, as well as certain other events, are events of default under the Amended Loan Agreement. Upon an event of default under the Amended Loan Agreement, Hercules may opt to accelerate and demand payment of all or any part of our obligations.

We were assessed a transaction fee of $450 in connection with the Hercules Restructuring, which is payable in 12 equal monthly installments beginning in April 2010. The outstanding balance is included in accrued expenses on the accompanying balance sheet at March 31, 2010. Our obligations under the Amended Loan Agreement are secured by all of our personal property, including all of our equity interests in our respective subsidiaries.

On February 10, 2010, Hercules sent us a letter notifying us of an event of default because our borrowings under the revolving credit facility exceed our borrowing base as of February 5, 2010 and charging us default interest of an additional 3% to the applicable regular interest rate for the period starting February 5, 2010. Events of default are continuing and default rate interest will be payable monthly on the same date as regular interest unless Hercules chooses to demand payment of default interest on another date. Under the terms of our Amended Loan Agreement late fees are equal to 5% of the past due amount and default rate interest is equal to the applicable regular interest rate plus 3%. Hercules may elect to have default rate interest paid in cash, in kind or in shares of our common stock. All default rate interest paid in kind will be added to the outstanding principal amount on Term Loan B, notwithstanding on which loan the interest has accrued.  If Hercules elects to have default rate interest paid in shares, the number of shares into which such accrued default rate interest will be converted will be determined based on the adjusted 60-day average trading price of our common stock on the date of Hercules’ election to convert the interest into shares.

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

As a result of the event of default and because our total leverage ratio exceeds 3.00 to 1.00, we are prohibited from satisfying our earn out obligations related to our acquisition of the assets of Healthcare Informatics Associates, Inc. (“HIA”) and Delta Health Systems, Inc. We also have a seller note to HIA that is payable on September 30, 2010. If we are in default under our indebtedness to Hercules at September 30, 2010, we will not be permitted to repay the seller note at the date. We are in discussions with HIA about modifying the earn out payment and the seller note.

Inflation

To date, the effects of inflation on our consolidated financial results have not been significant; however, we cannot be certain that inflation will not affect us materially in the future.

Off Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

New Accounting Standards

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 provides additional guidance on the accounting for revenue recognition for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. We are currently evaluating the requirements of ASU No. 2009-13 and have not yet determined its impact on our condensed consolidated financial statements.

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on our consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010.  We do not expect that the adoption of these new disclosure requirements will have a material impact on our consolidated financial statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal. Our funds are currently held in checking accounts and money market funds which do not subject us to risk of a loss of principal due to changes in prevailing interest rates and from time to time, in a portfolio of cash and cash equivalents that include investments in investment-grade securities, such as commercial paper, money market funds, government debt securities and certificates of deposit with maturities of less than nine months. Some of these securities may be subject to market risk due to changes in prevailing interest rates, which may cause fluctuations in market value.

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

The fair value of our cash and short-term investment portfolio at March 31, 2010, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our investment portfolio is not material.

The carrying value of our long-term debt at March 31, 2010 approximated its fair value. Advances under our revolving credit facility bear interest initially at 12% per annum until our term loans are repaid in full, at which time the interest rate on the outstanding advances will be prime plus 4%.  Interest rates under our four term loans range between 8% and 23% over the next several years (including the default interest rate).  Because our interest rates are fixed, an increase in market rates of interest will not impact our annual interest expense until the term loans are repaid.

The balance of our other long term liabilities consists of two notes, bearing interest at fixed rates of 7.84% per annum and 9% per annum, issued in connection with acquisitions that took place during 2007. A change in interest rates would not have any effect on our annual interest expense for this debt.

Item 4.        Controls and Procedures

a)     Evaluation of disclosure controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the results of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

b)     Changes in internal control over financial reporting

In connection with its audit of our consolidated financial statements for the period ended December 31, 2009, our independent registered public accounting firm identified deficiencies in internal control related to our accounting for the Hercules Restructuring.  Specifically, our independent registered public accounting firm found that we failed to properly apply the Debt Topic of the FASB Accounting Standards Codification and failed to timely make certain material adjustments required in connection with the Hercules Restructuring, including recording a $6,777 loss on debt extinguishment and a $4,294 increase in additional-paid-in-capital.

We have taken and continue to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

•      continuing to educate our management and finance personnel concerning accounting and reporting requirements;

•      implementing personnel, policy and procedure changes as part of our on-going program to strengthen the organization structure, financial reporting procedures and system of internal control over financial reporting;

•      engaging professional services firms to assist with accounting and financial reporting; and

•      increasing our management oversight of accounting and reporting functions in the future.

Additionally, we continue to improve and implement more rigorous period end reporting processes to include improved controls and procedures, resulting in frequent process refinement.  Our remediation efforts are continuing and we expect to make additional changes to our control environment and accounting and reporting processes that we believe will strengthen our internal control over financial reporting.  We have dedicated considerable resources to the design, implementation, documentation, and testing of our internal controls and although we believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, we have not completed all the corrective processes and procedures.  Accordingly, we will continue to monitor the effectiveness of our internal control over financial reporting and as required, perform additional procedures to ensure that our financial statements are fairly stated in all material respects.  We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Except as set forth above, there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings

In the normal course of business, we have become and might in the future become involved in legal actions relating to our business. In management’s opinion, the resolution of any such pending legal actions is not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.     Risk Factors

The risks and uncertainties described below are in addition to those included in our Annual Report on Form 10-K for the year ended December 31, 2009 and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations.

Our stock may be delisted from The Nasdaq Capital Market if we do not maintain certain levels of stockholders’ equity, market value of listed securities, or net income from continuing operations.

Our common stock is listed on The Nasdaq Capital Market, which imposes, among other requirements, a requirement that a listed company maintain either a minimum of $2,500 in stockholders’ equity, a minimum of $35,000 of market value of listed securities, or net income from continuing operations of at least $500 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.  On August 19, 2009, we received a letter from Nasdaq, notifying us that we were not in compliance with these requirements.  On October 30, 2009, we received notice that Nasdaq granted our request for an extension to regain compliance with these requirements.  We had until November 20, 2009 to regain such compliance.  On November 25, 2009, we received notice from Nasdaq that we had regained compliance with the $2,500 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, but noting that Nasdaq would continue to monitor our compliance with this listing rule, and that, if at the time of our next periodic report we did not evidence compliance, we might be subject to delisting.  On April 20, 2010, we received a new staff determination letter from Nasdaq notifying us of our non-compliance with the Nasdaq continued listing standards.  At December 31, 2009, our stockholders’ deficit of $2,544 was again below Nasdaq’s minimum stockholders’ equity requirement.  The Nasdaq staff determined to delist our common stock unless we requested a hearing before a Nasdaq Panel on or before April 27, 2010.  On April 27, 2010, we requested a hearing before the Panel and, as a result, our common stock will remain listed on Nasdaq pending the issuance of a decision by the Panel following the hearing, which is currently scheduled for June 10, 2010. There can be no assurance that the Panel will grant our request for continued listing. A delisting of our common stock from Nasdaq could adversely affect the market liquidity of our common stock and cause the market price of our common stock to decrease, and it could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.  If our common stock is delisted we may seek to have our stock quoted on the Pink OTC Market (also known as the “Pink Sheets”) or traded on the OTC Bulletin Board, however, there can be no assurance that we will be successful in such efforts.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2010, we issued 7,546 common shares in a cashless exercise of a Hercules warrant for 10,000 underlying shares.  The common stock issued by the Company in these transactions was issued in a private transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Sections 3(a)(9) and/or 4(2) thereof.  The shares were issued to an accredited investor.  This transaction did not involve the use of underwriters, and no commissions were paid in connection therewith.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Reserved

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on May 17, 2010.

INFOLOGIX, INC.

By:	/s/ David T. Gulian
David T. Gulian
President and Chief Executive Officer

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and Principal Accounting Officer