Form 10-K/A
period 2009-12-31
InfoLogix Inc
filed 2010-05-24
CIK 1315320

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

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at May 14, 2010
Common Stock, $.00001 par value per share	3,729,648 Shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends and restates the Annual Report on Form 10-K of InfoLogix, Inc. (the “Company”) for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (“Commission”) on April 16, 2010 (the “Original Filing”).  The Company is filing this Amendment in order to correct certain inadvertent typographical and numerical errors in the Original Filing, all of which individually and in the aggregate are not material to the Company’s financial condition and results of operations at and for the year ended December 31, 2009.

In addition, in connection with filing this Amendment and pursuant to the rule of the Commission, the Company’s Chief Executive Officer and Chief Financial Officer have reissued their certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”), attached as Exhibits 31.1 and 31.2 to this Amendment, and their certifications pursuant to Section 906 of SOX, attached as Exhibits 32.1 and 32.2 to this Amendment.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the dates described in the Original Filing, and the Company has not updated the disclosures contained therein or herein to reflect any events that occurred subsequent to such dates.  Accordingly, this Amendment should be read in conjunction with the filings made by the Company with the Commission subsequent to the filing of the Original Filing, including the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, which was filed with the Commission on May 17, 2010, as information in such filings may update or supersede certain information contained in the Original Filing and this Amendment.

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

We generated net revenues from customers located in the United States of $86,050, $100,216, and $75,474 in the years ended December 31, 2009, 2008 and 2007, respectively. We generated net revenues from customers located outside of the United States of $866, $500, and $3,300 in the years ended December 31, 2009, 2008, and 2007, respectively.

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

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern,” we have incurred significant losses from 2006 through 2009, including a net loss of $22,388 for the year ended December 31, 2009. As of December 31, 2009, we had cash and cash equivalents of $1,018, total liabilities of $38,486 and an accumulated stockholders’ deficit of $2,544. We have substantial near-term liquidity requirements related to the repayment of a seller note that comes due on September 30, 2010 and our revolving line of credit under our Amended Loan Agreement with Hercules, and to earn out payment obligations from past acquisitions. We do not currently expect to generate sufficient cash flow from operations to fund those obligations. Based on our history of losses and substantial near-term liquidity requirements, our independent registered public accounting firm included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2009. The presence of this explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it more challenging for us to raise additional financing or refinance our existing indebtedness.

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

For the years ended December 31, 2009 and 2008, we generated net revenues of $86,916 and $100,716, respectively and incurred net losses of $22,388 and $13,184, respectively. We have incurred net losses in each of the last four full fiscal years, and we may incur additional losses in the future. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our business and revenues grow more slowly than we anticipate, our operating expenses exceed our expectations, we are unable to sell our products and services at acceptable prices relative to our costs, or we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

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

Due to a material weakness, our internal controls over financial reporting were determined not to be effective for the fiscal year ended December 31, 2009.  Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods as a result of existing or newly identified material weaknesses in internal controls.

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

In connection with the audit on our consolidated financial statements as of and for the year ended December 31, 2009, our independent public accountants, in accordance with the standards of the Public Company Accounting Oversight Board, identified deficiencies in internal control related to our accounting for the Hercules Restructuring.  Specifically, we failed to properly apply the Debt Topic of the FASB Accounting Standards Codification and failed to timely make certain material adjustments required in connection with the Hercules Restructuring, including recording a $6,777 loss on debt extinguishment and a $4,294 increase in additional paid in capital.  For further discussion of our internal control over financial reporting and our disclosure controls, see Item 9A(T). “Controls and Procedures” in Part II of this Form 10-K.

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

On February 17, 2010, we entered into an amendment to the lease agreement with the landlord to rent approximately 40,000 square feet of leased space, which encompasses all of the leased space previously occupied under the original and sub-lease space described above. The annual base rent under the amended lease agreement is approximately $529, with abatement of rental payments for March 1, 2010 through June 30, 2010, and is increased 2.5% annually effective on the annual anniversary of the lease commencement date each year, except the rental rate is reduced to an annualized rental of $13 from July 1, 2011 and October 31, 2011. The term of the amended lease agreement expires January 31, 2017.

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

	Year ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Net revenues	$86,916	$100,716	$78,774	$62,113	$56,399
Cost of revenues	67,273	74,176	58,049	47,163	43,532
Gross profit	19,643	26,540	20,725	14,950	12,867
Operating (loss) income	(8,216)	(5,703)	(4,486)	(2,948)	1,206
(Loss) income before income taxes	(21,743)	(9,749)	(4,901)	(3,557)	681
Income tax (expense) benefit (1)	(645)	(3,435)	1,712	1,399	(313)
Net income (loss)	(22,388)	(13,184)	(3,189)	(2,158)	368
Net (loss) income per share (2)	$(16.88)	$(13.04)	$(3.30)	$(2.29)	$0.39

Weighted average shares outstanding	1,326	1,011	967	944	944

Other Data:
Dividends (3)	$—	$—	$—	$740	$170

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$35,942	$50,842	$48,697	$31,813	$15,167
Notes payable	12,567	16,292	7,445	1,325	533
Total stockholders’ equity (deficit)	(2,544)	7,478	18,476	15,888	745

(1)                                  Unaudited proforma tax provision as if the Company was a taxable entity for the years ended December 31, 2006 and 2005.

(2)                                  Unaudited proforma earnings per share calculation for the years 2006 and 2005. See Note A of the Notes to the Consolidated Financial Statements in Item 8 for information concerning the calculation of net income or loss per common share.

(3)                                  Unaudited proforma amounts paid to stockholders with respect to taxes as the Company filing its federal and state income tax returns as a Sub-Chapter S Corporation. Prior to November 29, 2006, any income tax liability from operations was payable directly by stockholders.

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

Results of Operations

Results of operations expressed as a percentage of net revenues were as follows:

	Year Ended December 31,
	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	77.4%	73.6%	73.7%
Gross profit	22.6%	26.4%	26.3%
Selling, general and adminstrative expenses	32.1%	32.1%	32.0%
Operating loss	(9.5)%	(5.7)%	(5.7)%
Interest expense	(6.7)%	(2.7)%	(1.1)%
Interest income	0.0%	0.1%	0.6%
Loss on extinguishment of debt	(8.3)%	(1.4)%	—
Goodwill impairment	(0.2)%	—	—
Fair value adjustment on derivative liabilities	(0.3)%	—	—
Loss before income tax (expense) benefit	(25)%	(9.7)%	(6.2)%
Income tax (expense) benefit	(0.7)%	(3.4)%	2.2%
Net loss	(25.7)%	(13.1)%	(4.0)%

Net revenues

Net revenues by operating segment for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008	Amount of Change	Percentage Change

Healthcare
Infrastructure	$27,704	$40,028	$(12,324)	-31%
Professional Services	20,027	22,473	(2,446)	-11%
Managed Services	2,622	1,903	719	38%
Total healthcare	50,353	64,404	(14,051)	-22%

Commercial
Infrastructure	28,978	22,598	6,380	28%
Professional Services	5,770	7,560	(1,790)	-24%
Managed Services	1,815	6,154	(4,339)	-71%
Total commercial	36,563	36,312	251	1%

Total net revenues	$86,916	$100,716	$(13,800)	-14%

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

Loss on extinguishment of debt

We incurred a loss on extinguishment of debt of $7,197 for the year ended December 31, 2009 compared with a loss on the extinguishment of debt of $1,451 in 2008. The loss for 2009 was related to the Hercules Restructuring that closed in the fourth quarter of 2009 and an amendment to our credit arrangement in the second quarter of 2009. The 2008 charge was related to an amendment to our credit agreement that we entered into in the fourth quarter of 2008.

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

As of December 31, 2009, we had federal NOLs of approximately $31,000 that would be available for use. As a result of the limitations under Section 382, the Company will able to utilize approximately $156 per year over the next 20 years to offset future taxable income. We have recorded a full valuation allowance related to the net operating loss carryforwards and other temporary items at December 31, 2009 and 2008 as we determined it is more likely than not that we will not be able to use the assets to reduce future tax liabilities. If not used, the NOLs will expire beginning in the year 2024. Our state NOLs which are also limited under Section 382, will also be subject to expiration in varying years starting in 2013 through 2027.

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

Gross profit

Gross profit by operating segment for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007	Amount of Change	Percentage Change

Healthcare
Infrastructure	$10,619	$12,067	$(1,448)	-12%
Professional Services	8,105	373	7,732	2073%
Managed Services	1,316	1,733	(417)	-24%
Total healthcare	20,040	14,173	5,867	41%

Commercial
Infrastructure	2,789	2,347	442	19%
Professional Services	2,530	2,711	(181)	-7%
Managed Services	1,181	1,495	(314)	-21%
Total commercial	6,500	6,553	(53)	-1%

Total gross profit	$26,540	$20,725	$5,815	28%

Gross profit percentage by operating segment for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007	Amount of Change

Healthcare
Infrastructure	27%	30%	-3%
Professional Services	36%	8%	28%
Managed Services	69%	71%	-2%

Commercial
Infrastructure	12%	12%	0%
Professional Services	33%	35%	-2%
Managed Services	19%	31%	-12%

Total gross profit percentage	26%	26%

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

Selling, general and administrative expenses

Our selling, general and administrative expenses were $32,243 for the year ended December 31, 2008, compared with $25,211 for the year ended December 31, 2007, an increase of $7,032 or 27.9%. Selling expenses were $11,460 for the year ended December 31, 2008, compared with $10,215 for the year ended December 31, 2007, an increase of $1,245 or 12.2%. The increase in our selling expenses for the comparable periods was primarily attributable to an increase in wages related to the expanded sales staff hired during 2007, and sales support related costs attributable to HIA during the year ended December 31, 2008. General and administrative expenses were $20,783 for the year ended December 31, 2008, compared with $14,996 for the year ended December 31, 2007, an increase of $5,787 or 38.6%. The increase in our general and administrative expenses for the comparable periods was primarily attributable to an increase in salary expenses related to the addition of key members of our management and professional services staff hired during 2007, which includes staff from acquisitions; an increase in our marketing campaigns; and an increase in outside services of non-capitalized costs associated with product development. During the year ended December 31, 2008, we also incurred a loss of $1,340 in connection with the write-down and disposal of property, equipment and certain intangible assets. Additionally, we wrote off $200 of previously capitalized costs incurred in connection with an offering of common stock since we have chosen not to complete the offering.

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

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $1,018, compared to $3,037 at December 31, 2008. Pursuant to a covenant in the Amended Loan Agreement with Hercules, we are required to maintain a minimum cash balance of $1,000. We have used, and plan to use, our unrestricted cash for general corporate purposes, including working capital. We have funded our operating losses primarily through the private sale of equity securities and through current and long term debt and working capital. At December 31, 2009, our total liabilities were $38,486 and were comprised mostly of term debt, borrowings outstanding under our credit line, notes due to sellers related to prior acquisitions, and outstanding accounts payable. Net cash used in operating activities for the year ended December 31, 2009 was $1,416, primarily the result of operating net losses and financing related fees and expenses. Net cash used in investing activities was $446 for the year ended December 31, 2009, primarily used to purchase equipment and software. Net cash used in financing activities was $157 for the year ended December 31, 2009, primarily due to costs associated with the Hercules Restructuring,and increased borrowings under our Amended Loan Agreement with Hercules in the second half of 2009, net of debt repayments.

Our primary current and contingent cash obligations arise under our term loan and revolving credit facilities under the Amended Loan Agreement with Hercules, our earn out agreements related to our acquisitions of substantially all of the assets of HIA and Delta, and our note payable to HIA. In 2009, we were in violation of certain of our financial covenants with respect to our loan and security agreement with Hercules that was subsequently restructured on November 20, 2009.  As a result of those covenant violations, we were prohibited from making payments on our earn out obligations related to our acquisitions of the assets of HIA and Delta. As a condition to and in connection with the Hercules Restructuring, InfoLogix Inc.’s wholly-owned subsidiary, InfoLogix Systems Corporation (Systems) entered into a letter agreement (the Letter Agreement) with Delta whereby the parties agreed to restructure the outstanding obligations under the Earn Out Agreement dated May 2, 2008 (Delta Earn Out Agreement). Under the Delta Earn Out Agreement, Delta had earned $430 for the earn out period ended May 2, 2009. Under the Letter Agreement, in lieu of the $430 payment, commencing as of September 1, 2009, Delta is participating in a commission plan, under which Systems pays Delta a monthly commission equal to 11.5% of collected revenue from Delta’s business that we generate, if any, during the applicable month until the balance is paid in full. Delta has released Systems from all obligations under the Delta Earn Out Agreement relating to the period ended May 2, 2009. All other terms and conditions of the Delta Earn Out Agreement, including the rights and obligations of the parties with respect to the earn out period ending May 2, 2010, if any, remain in full force and effect. Commissions earned by Delta in 2009 equaled $132.

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

We entered into the Earn out Agreement with HIA pursuant to which HIA is eligible to earn additional consideration in respect of the two years (each year, an “Earn out Period”) after the closing of our acquisition of substantially all of the assets of HIA. We entered into an amendment to the Earn out Agreement in August 2008 that extended the first Earn out Period from twelve months to fifteen months ending December 31, 2008, and amended certain financial calculations used to determine our earn out liability. Based on satisfaction of certain milestones described in the Earn out Agreement, we recorded an adjustment of $1,958 to the purchase price as an increase to goodwill, which reflects the amount that HIA earned under the earn out for the period ended December 31, 2008.

Due to the restrictions in our Amended Loan Agreement and due to our lack of available cash flow, we are prohibited from making the earn out payment to HIA that would otherwise be currently due and payable. We are currently in discussions with HIA regarding the earn out payment and the seller note.

Significant Contractual Obligations

As of December 31, 2009, our significant contractual obligations were as follows:

Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt obligations	$15,081	$14,850	$188	$43	$—
Capital lease obligations	212	90	90	32	—
Operating lease obligations	3,706	320	926	1,150	1,310
Vendor obligations	8,408	1,837	3,113	1,500	—

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

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania

April 15, 2010

INFOLOGIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2009	2008

ASSETS
Currents assets:
Cash and cash equivalents	$1,018	$3,037
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $2 and $352 as of December 30, 2009 and 2008, respectively)	14,158	22,610
Unbilled revenue	252	1,498
Inventory, net	1,089	1,775
Prepaid expenses and other current assets	674	1,228

Total current assets	17,191	30,148
Property and equipment, net	600	944
Intangible assets, net	7,343	8,709
Goodwill	10,337	10,540
Deferred financing costs	471	501

Total assets	$35,942	$50,842

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,591	$11,099
Line of credit	7,559	9,000
Current portion of notes payable	12,336	12,077
Current portion of capital lease obligations	81	86
Sales tax payable	276	477
Accrued expenses	3,183	3,090
Accrued earn out payable	1,958	1,958
Deferred revenue	1,690	276
Other liabilities	—	900

Total current liabilities	34,674	38,963
Notes payable, net of current maturities	231	4,215
Capital lease obligations, net of current maturities	114	186
Warrant liabilities	2,762	—
Deferred income taxes	592	—
Other liabilities	113	—

Total liabilities	38,486	43,364

Commitments and Contingencies
Stockholders’ (deficit) equity:
Preferred stock, par value $.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.00001; authorized 100,000,000 shares; issued and outstanding 3,722,156 shares and 1,024,091 shares at December 31, 2009 and 2008, respectively	—	—
Additional paid in capital	38,132	25,766
Accumulated deficit	(40,676)	(18,288)

Total stockholders’ (deficit) equity	(2,544)	7,478

Total liabilities and stockholders’ (deficit) equity	$35,942	$50,842

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

The accompanying notes are an integral part of these financial statements

INFOLOGIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share and per share amounts)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, December 31, 2006	943,827	$—	$17,803	$(1,915)	$15,888

Common stock issued - acquisitions	51,746	—	4,883	—	4,883

Common stock issued to advisor	800	—	66	—	66

Stock-based compensation	—	—	828	—	828

Net loss	—	—	—	(3,189)	(3,189)

Balance, December 31, 2007	996,372	—	23,580	(5,104)	18,476

Stock-based compensation	—	—	960	—	960

Common stock issued to advisor	800	—	38	—	38

Common stock issued - employee stock purchase plan	6,919	—	158	—	158

Common stock issued - acquisition	20,000	—	1,030	—	1,030

Net loss	—	—	—	(13,184)	(13,184)

Balance, December 31, 2008	1,024,091	—	25,766	(18,288)	7,478

Stock-based compensation	—	—	853	—	853

Common stock issued - employee stock purchase plan	6,275	—	65	—	65

Warrant issued	—	—	78	—	78

Equity component of convertible debt security			2,514		2,514

Common stock issued upon conversion of debt	2,691,790		8,856		8,856

Net loss	—	—	—	(22,388)	(22,388)

Balance, December 31, 2009	3,722,156	$—	$38,132	$(40,676)	$(2,544)

The accompanying notes are an integral part of these financial statements.

INFOLOGIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net loss	$(22,388)	$(13,184)	$(3,189)
Adjustments to reconcile net loss to operating cash flow:
Depreciation and amortization	1,883	2,533	1,667
Allowance for doubtful accounts receivable	476	(57)	91
Loss on write-down and disposal of equipment and intangible assets	281	1,340	274
Goodwill impairment	205	—	—
Inventory obsolescence	1,117	(64)	286
Loss on extinguishment of debt	6,777	1,451	—
Change in fair value of warrant liabilities	282	—	—
Amortization of deferred financing costs	536	720	11
Amortization of debt discount	76	—	—
Paid in kind interest	366	322	—
Accrued interest income on note receivable	—	(5)	—
Stock based compensation	853	998	894
Interest charge as a result of warrant liability	292	—	—
Deferred income tax benefit (expense)	592	3,407	(1,720)
Changes in:
Accounts receivable	7,978	(2,020)	(8,519)
Unbilled revenue	1,245	(446)	(1,052)
Inventory	(430)	188	107
Prepaid expenses and other current assets	554	(613)	239
Accounts payable	(3,508)	2,571	1,893
Sales tax payable	(201)	178	(43)
Accrued expenses	183	(815)	2,133
Deferred revenue	1,415	201	75
Net cash used in operating activities	(1,416)	(3,295)	(6,853)

Investing activities:
Acquisitions, net of cash acquired	—	(2,967)	(3,159)
Acquisition of property, software and equipment	(446)	(2,559)	(1,904)
Proceeds from disposal of property and equipment	—	45	—
Promissory notes issued	—	(200)	—
Repayment of promissory notes	—	50	—
Net cash used in investing activities	(446)	(5,631)	(5,063)

Financing activities:
Payments received from employee stock purchase plan	65	158	—
Payment of financing costs	—	(1,715)	(68)
Issuance of Hercules note payable	—	12,000	—
Issuance of Herules line of credit	—	7,500	—
Final repayment of Sovereign notes payable	—	(3,292)	—
Final repayment of Sovereign line of credit	—	(9,334)	—
Proceeds from long-term debt	—	—	2,000
Repayment of long-term debt and capital leases	(767)	(330)	(801)
Net borrowings from line of credit	545	875	4,004
Net cash provided by (used in) financing activities	(157)	5,862	5,135

Net change in cash and cash equivalents	(2,019)	(3,064)	(6,781)

Cash and cash equivalents at beginning of year	3,037	6,101	12,882

Cash and cash equivalents at end of year	$1,018	$3,037	$6,101

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

In connection with the Hercules Restructuring, on November 20, 2009, the Company and its subsidiaries (collectively, the Borrowers) and Hercules entered into an Amended and Restated Loan and Security Agreement (Amended Loan Agreement), whereby the Borrowers and Hercules agreed to restructure the remaining debt not converted into shares of common stock and a warrant pursuant to the Debt Conversion Agreement. The Amended Loan Agreement amended and restated the Company’s prior loan and security agreement with Hercules. The Amended Loan Agreement was further amended on February 19, 2010 and April 6, 2010. See Note V — Subsequent Events. On the same date and as a condition to the Hercules Restructuring, the Company also restructured its earn out obligation related to the 2008 acquisition of the assets of Delta Health Systems, Inc.

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

Term Loan B may be partially settled in cash upon conversion. In accordance with ASC 470-20, Debt with Conversion and other options, the Company is required to separately account for the liability and equity components of this instrument by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option in a manner that reflects interest cost at the interest rate of similar nonconvertible debt. The difference between the proceeds and the fair value of the liability or $2,514 should then be ascribed to the embedded conversion option and recognized in equity. The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component should be reported as a debt discount and subsequently amortized as interest cost over the instrument’s expected life using the interest method.

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

The amount that is available to be borrowed under the revolving credit facility is limited to the lesser of the maximum availability at such time or 85% of the Company’s eligible accounts. Eligible accounts, as defined in the Amended Loan Agreement, exclude certain account criteria that Hercules considers risky. Until such time as the Company’s three-month consolidated EBITDA exceeds $1,500, the borrowings under the revolving credit facility may not exceed 85% of the Company’s eligible accounts minus $2,500.  The revolving credit facility expires on May 1, 2011, but may be extended at the Company’s option for six months if there is no existing event of default. Any advances under the revolving credit facility bear interest initially at 12.0% per annum until the term loans are repaid in full, at which time the interest rate on outstanding advances will be prime plus 4%. Borrowings under the revolving credit facility include an overadvance provision of up to $500, which will be due 28 days after the overadvance is drawn. Overadvances bear interest at 15% per annum.

The Amended Loan Agreement contains certain negative covenants and other stipulations associated with the arrangement, including covenants that restrict the Company’s ability to incur indebtedness, make investments, make payments in respect of its capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions. Additionally, the Amended Loan Agreement contains the following financial covenants (i) minimum consolidated adjusted EBITDA measured on a three month rolling basis as of the last day of each month of between $150 and $2,000, until December 31, 2011 and thereafter when $3 million of consolidated adjusted EBITDA is required, (ii) maximum leverage ratio measured on a rolling twelve month basis as of the last day of a fiscal quarter commencing June 30, 2010 of 6.0 to 1.0 decreasing to 1.5 to 1.0 by the quarter ending June 30, 2012, (iii) minimum consolidated fixed charge coverage ratio measured on a rolling twelve month basis as of the last day of a fiscal quarter commencing June 30, 2010 of 0.75 to 1.0 increasing to 2.0 to 1.0 by the quarter ending June 30, 2012, and (iv) at least $1 million in unrestricted cash at all times. Failure to maintain the financial covenants, as well as certain other events, are events of default under the Amended Loan Agreement. Upon an event of default, Hercules may opt to accelerate and demand payment of all or any part of the Company’s obligations. Under the terms of the Amended Loan Agreement, late fees are equal to 50% of the past due amount and default rate interest is equal to the applicable regular interest rate plus 3%. As of December 31, 2009, the Company was in compliance with financial covenants under the Amended Loan Agreement. However, beginning February 5, 2010, the Company was not in compliance with the borrowing base requirement related to the revolver. As a result of the default, balances outstanding under the Term Loans at December 31, 2009 have been classified as current in the consolidated balance sheet.

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

NOTE F—FINANCIAL INSTRUMENTS

In connection with the Hercules Restructuring, the Company issued 2,691,790 shares of the Company’s common stock and a warrant to purchase 672,948 fully paid and non-assessable shares of the Company’s common stock which were valued at $9,421 and $2,159, respectively.  As a result of the Hercules restructure, the Company determined that an extinguishment of debt occurred.  In accordance with ASC 470-50, Debt Modifications and Extinguishments, a loss on extinguishment of debt, which amounted to $6,777 was recorded.  The loss represented the excess of the fair value of the common stock and warrants issued to Hercules of $11,580 over the total debt extinguished.  The Company included $197 of fees paid in connection with the Hercules Restructure as additional loss on extinguishment of debt.

The Company has determined that, at the time of issuance, the warrant did not meet all of the criteria for equity classification.  As a result, the Company has recorded the warrant in accordance with ASC Topic 815-40, Derivatives and Hedging, at its fair value of $2,159, as a derivative liability as of November 20, 2009.  The Company will mark the warrant liability to market at the end of each period until the Company complies with the requirements for equity classification of the warrant at which time the warrant liability will be reclassified to equity.  At December 31, 2009, the Company recorded a charge of $282, which represents the change in the fair value of the warrant liabilities for the period from the Hercules Restructure date to December 31, 2009.

The fair value of warrant liabilities was calculated under the Black-Scholes pricing model using the Company’s stock price on the date of the warrant grant, the warrant exercise price, the Company’s expected volatility, and the risk free interest rate matched to the warrants’ expected life. The Company does not anticipate paying dividends during the term of the warrants. The Company uses historical data to estimate volatility assumptions used in the valuation model. The expected term of warrants granted is derived from an analysis that represents the period of time that warrants granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table details warrant activity:

Outstanding at January 1, 2007 and 2008	106,000
Issued	—
Exercised	—
Forfeited	—
Outstanding as of December 31, 2008	106,000

Issued	682,948
Exercised	—
Forfeited	—
Outstanding as of December 31, 2009	788,948

Expiration Date	Number of Shares Underlying Warrants	Weighted Average Exercise Price

2010	106,000	$15.03
2011	10,000	1.86
2012	—	—
2013	—	—
2014	672,948	1.86

Total outstanding	788,948	$3.63

All outstanding warrants expire no later than November 19, 2014.

The range of assumptions used in the Black Scholes pricing model to calculate the fair value of the financial instruments was as follows:

Exercise price	$1.86-$50.00

Estimated life	0.91-4.89 years

Volatility	137.89%-205.73%

Risk free rate	0.45%-2.20%

Dividend rate	0%

NOTE G—CAPITAL LEASE OBLIGATIONS

Equipment acquired under capital lease obligations is classified as property and equipment in the accompanying consolidated financial statements and consisted of the following:

	December 31,
	2009	2008

Equipment	$324	$492
Less: accumulated depreciation	(86)	(220)

	$238	$272

Amortization of equipment under capital lease obligations is included with depreciation and amortization in the consolidated statement of cash flows.

Future minimum capital lease payments as of December 31, 2009 are as follows:

2010	$90
2011	46
2012	44
2013	32
Total	212
Less: amount representing interest	(17)
Net present value of minimum lease payments	195
Less: current portion	(81)

$114

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

NOTE I—RELATED PARTY TRANSACTIONS

Notes Payable—Stockholders

As a result of the Hercules Restructuring, the Company’s majority stockholder is HTI, a wholly owned subsidiary of its senior lender, Hercules. During 2009, Hercules charged the Company approximately $3,700 in interest on outstanding debt and $1,200 in finance fees and other costs associated with loan amendments, a forbearance agreement and the restructuring.  Included in finance fees is a $450 restructuring charge payable to Hercules in monthly installments of approximately $38 beginning in April 2010. Of the finance fees and costs charged during 2009, approximately $173 has been deferred at December 31, 2009 and will be charged to interest expense over the term of the credit arrangement. During 2008, Hercules charged the Company approximately $2,725 in interest on outstanding debt and $1,660 in other costs associated with the loan agreement. Fees charged during 2008 were outstanding at December 31, 2008 and included as a component of aggregate outstanding debt at the November 20, 2009 restructuring date.

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

NOTE K—CONCENTRATIONS OF CREDIT RISK

During the years ended December 31, 2009, 2008 and 2007, the Company had two, one and one vendors, respectively, that individually comprised 10% or more of cost of revenues.

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

The provision for income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007

Current income tax expense (benefit):
Federal	$—	$—	$—
State	53	28	8

	53	28	8
Deferred income tax expense (benefit):
Federal	529	2,939	(1,487)
State	63	468	(233)

	592	3,407	(1,720)

Income tax expense (benefit)	$645	$3,435	$(1,712)

Deferred tax assets and liabilities are detailed as follows:

	December 31,
	2009	2008

Allowance for doubtful accounts	$1	$153
Inventory	651	198
Accrued expenses	716	170
Valuation allowance	(1,368)	(521)

Deferred tax asset-current	—	—

Property and equipment	(25)	(127)
Intangible assets	(144)	(37)
Operating loss carry forwards	2,163	4,885
Stock based compensation	611	1,729
Valuation allowance	(3,197)	(6,450)

Net deferred tax liability-long-term	(592)	—

Total net deferred tax liability	$(592)	$—

A reconciliation of the United States statutory income tax rate to the effective income tax rate is as follows:

	Year ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate

Tax at the Federal statutory rate	$(7,392)	34.0%	$(3,315)	34.0%	$(1,656)	34.0%
State taxes	(80)	0.3%	(243)	2.5%	(225)	4.6%
Permanent differences	304	(1.4)%	38	(0.5)%	11	(0.2)%
Other	570	(2.6)%	(17)	0.2%	158	(3.3)%
Limitation of net operating loss carryforward	9,650	(44.4)%	—	0.0%	—	0.0)%
Valuation allowance	(2,407)	11.1%	6,972	(71.5)%	—	0.0%
	$645	(3.0)%	$3,435	(35.3)%	$(1,712)	35.10%

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

The Company estimated the fair value of options granted using the following range of assumptions:

	Year Ended December 31,
	2009	2008	2007

Expected life in years	6.00	5.00	5.00
Risk-free interest rate	2.07%-2.15%	2.5% - 3.3%	3.5% - 4.0%
Volatility	125.36%-126.86%	64.3% - 81.2%	57.9% - 61.4%
Dividend yield	0.0%	0.0%	0.0%
Fair value of grants	$9.70-$10.20	$15.25-$36.25	$30.25-$34.25

Number of Shares	129,635	32,440	25,400

The following table details stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	84,480	$50.00	9.92	$6,653
Granted	25,400	68.25
Forfeited	(1,460)	50
Expired	—	—
Exercised	—	—
Outstanding at January 1, 2008	108,420	56.50	9.27	415
Granted	32,440	36.75
Forfeited	(9,160)	52.00
Expired	—	—
Exercised	—	—
Outstanding at January 1, 2009	131,700	50.00	8.49	—
Granted	18,035	11.00
Forfeited	(11,980)	43.75
Expired	(8,120)	52.00
Exercised	—	—
Outstanding at December 31, 2009	129,635	$45.25	7.74	$—
Vested shares at December 31, 2009	69,450			$—
Exercisable shares at December 31, 2009	69,450			$—

The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

The recognized compensation cost for stock options granted to employees was approximately $853, $960 and $828 for the years ended December 31, 2009, 2008 and 2007 respectively.  At December 31, 2009, the amount of stock based compensation to be recognized over future periods is approximately $1,300.

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

	Year ended December 31, 2009
	Healthcare	Commercial	Total
Net revenues	$50,353	$36,563	$86,916
Cost of revenues	36,578	30,695	67,273
Gross profit	$13,775	$5,868	$19,643

	Year ended December 31, 2008
	Healthcare	Commercial	Total
Net revenues	$64,404	$36,312	$100,716
Cost of revenues	44,364	29,812	74,176
Gross profit	$20,040	$6,500	$26,540

NOTE U- SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,924	$2,253	$873

Non-cash investing and financing activities:
Capital lease obligations incurred for new equipment	12	186	125

Issuance of common shares in connection with acquisitions	—	1,030	3,363
Issuance of long-term debt in connection with acquisitions	—	—	4,000
Issuance of common shares to advisor for services rendered	—	38	66
Liability incurred for financing cost	450	900	—
Issuance of common shares and warrants in connection with the Hercules Restructure	11,580	—	—
Reclassification of equity component of Term Loan B	2,514	—	—

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

All of the services related to fees disclosed below were pre-approved by the Audit Committee.

The aggregate fees paid for professional services to McGladrey & Pullen in 2008 and 2009 for their services were:

Type of Fees	2008	2009
Audit Fees	$271,000	$303,000
Total	$271,000	$303,000

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

3.3	Certificate of Amendment of InfoLogix, Inc. (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 1, 2010).

3.4	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of InfoLogix, Inc.+

3.5	By-laws of New Age Translation, Inc. (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed November 28, 2006).

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

4.8	Warrant dated as of November 20, 2009 between InfoLogix, Inc. and Warren V. Musser (incorporated herein by reference to Exhibit 4.4 of our Current Report on Form 8-K filed November 25, 2009).

4.9	Warrant dated as of March 6, 2010 between InfoLogix, Inc. and Michael M. Carter.+

4.10	Warrant dated as of November 20, 2009 between InfoLogix, Inc. and David T. Gulian (incorporated herein by reference to Exhibit 4.6 of our Current Report on Form 8-K filed November 25, 2009).

4.11	Warrant dated as of November 20, 2009 between InfoLogix, Inc. and Richard D. Hodge (incorporated herein by reference to Exhibit 4.7 of our Current Report on Form 8-K filed November 25, 2009).

4.12	Warrant dated as of November 20, 2009 between InfoLogix, Inc. and Fairmount Partners LP (incorporated herein by reference to Exhibit 4.8 of our Current Report on Form 8-K filed November 25, 2009).

10.1	InfoLogix, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 28, 2006).

10.2	Amendment No. 1 to InfoLogix, Inc. 2006 Equity Compensation Plan (incorporated herein by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed January 15, 2010).

10.3	Employment Agreement dated as of November 29, 2007 by and between Eric N. Rubino and InfoLogix, Inc. (incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K filed March 28, 2008).

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

21	Direct and Indirect Subsidiaries of the Registrant.+

23.1	Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm.+

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)                                 Filed herewith.

(+)                                 Previously filed.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on May 24, 2010.

INFOLOGIX, INC.

By:	/s/ DAVID T. GULIAN
David T. Gulian
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on May 24, 2010.

Signatures	Title(s)

/s/ DAVID T. GULIAN	President, Chief Executive Officer and Director (Principal
David T. Gulian	Executive Officer)

/s/ JOHN A. ROBERTS	Chief Financial Officer (Principal Financial and Accounting
John A. Roberts	Officer)