Form 10-Q
period 2010-06-30
InfoLogix Inc
filed 2010-08-16
CIK 1315320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended  June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at August 12, 2010
Common Stock, $0.00001 par value per share	3,729,647 Shares

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

INFOLOGIX, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,384	$1,018
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $68 and $2 as of June 30, 2010 and December 31, 2009, respectively)	12,204	14,158
Unbilled revenue	716	252
Inventory, net	2,182	1,089
Inventory deposits	1,219	—
Prepaid expenses and other current assets	1,124	674
Total current assets	19,829	17,191
Property and equipment, net	443	600
Intangible assets, net	6,578	7,343
Goodwill	10,837	10,337
Deferred financing costs	381	471
Total assets	$38,068	$35,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,380	$7,624
Line of credit	8,097	7,559
Current portion of notes payable	16,992	12,336
Current portion of capital lease obligations	61	81
Sales tax payable	135	276
Accrued expenses	3,490	3,150
Accrued earn out payable	2,458	1,958
Deferred revenue	696	1,690
Total current liabilities	39,309	34,674
Notes payable, net of current maturities	187	231
Capital lease obligations, net of current maturities	94	114
Derivative liabilities	668	2,762
Deferred income taxes	687	592
Other liabilities	—	113
Total liabilities	40,945	38,486

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.00001; authorized 100,000,000 shares; issued and outstanding 3,729,647 shares and 3,722,156 shares at June 30, 2010 and December 31, 2009, respectively	—	—
Additional paid in capital	40,050	38,132
Accumulated deficit	(42,927)	(40,676)

Total stockholders’ deficit	(2,877)	(2,544)

Total liabilities and stockholders’ deficit	$38,068	$35,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenues	$16,375	$24,411	$30,236	$43,223
Cost of revenues	11,527	19,833	21,126	34,510

Gross profit	4,848	4,578	9,110	8,713

Selling, general and administrative expenses	5,521	7,748	11,621	15,411
Gain on sale of intangible assets	(1,863)	—	(1,863)	—

Operating income (loss)	1,190	(3,170)	(648)	(6,698)

Interest expense	(1,214)	(1,189)	(2,263)	(2,334)
Interest income	—	5	—	15
Loss on extinguishment of debt	—	(420)	—	(420)
Gain on fair value of derivative liabilities	679	—	764	—

Income (loss) before income tax expense	655	(4,774)	(2,147)	(9,437)
Income tax expense	(88)	(7)	(104)	(14)

Net income (loss)	$567	$(4,781)	$(2,251)	$(9,451)

Income (loss) per share - basic	$0.15	$(4.65)	$(0.60)	$(9.21)

Income (loss) per share - diluted	$0.12	$(4.65)	$(0.60)	$(9.21)

Weighted average shares outstanding - basic	3,729,647	1,027,408	3,727,187	1,025,767

Weighted average shares outstanding - diluted	7,420,896	1,027,408	3,727,187	1,025,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net cash (used in) provided by operating activities	$(4,536)	$1,259

Investing activities:
Acquisition of property, software and equipment	(68)	(413)
Proceeds from sale of patent	1,980	—
Net cash provided by (used in) investing activities	1,912	(413)

Financing activities:
Proceeds from employee stock purchases	—	65
Proceeds from issuance of warrants	—	78
Payment of deferred financing costs	(68)	(90)
Repayment of long-term debt and capital leases	(80)	(430)
Proceeds from Equipment Loan	2,250	—
Proceeds from Term Loan C	1,350
Net borrowings from line of credit	538	12
Net cash provided by (used in) financing activities	3,990	(365)

Net increase in cash and cash equivalents	1,366	481

Cash and cash equivalents at beginning of period	1,018	3,037

Cash and cash equivalents at end of period	$2,384	$3,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(in thousands, except per share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2010	3,722,156	—	$38,132	$(40,676)	$(2,544)
Stock based compensation	—	—	642	—	642
Fractional shares resulting from reverse stock split	(55)	—	—	—	—
Warrant exercise	7,546	—	—	—	—
Allocated finance costs	—	—	12	—	12
Beneficial conversion feature associated with convertible debt			945		945
Adjustment of convertible debt discount (see Note O)	—	—	(2,500)	—	(2,500)
Reclassification of warrant liability			2,819		2,819
Net loss	—	—	—	(2,251)	(2,251)
Balance, June 30, 2010	3,729,647	$—	$40,050	$(42,927)	$(2,877)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFOLOGIX, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share information)

NOTE A—Nature of Business, Basis of Presentation and Liquidity

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

On November 20, 2009, the Company completed a restructuring transaction with Hercules Technology Growth Capital, Inc. (“Hercules”) and Hercules Technology I, LLC (“HTI”), a wholly-owned subsidiary of Hercules, pursuant to which $5,000 of the Company’s outstanding debt was converted into shares of common stock and a warrant to purchase shares of the Company’s common stock, and the remaining outstanding debt with Hercules was otherwise restructured (the “Hercules Restructuring”).  As a result of the Hercules Restructuring, the Company experienced a change in control and under the terms of the Debt Conversion Agreement, HTI has certain corporate governance and other rights with respect to the Company. See Note G- Debt.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted  in the United States for interim financial reporting and with the instructions for Form 10-Q and Article 10 of Regulation S-X. They do not include all of the disclosures normally made in the consolidated financial statements contained in the Company’s Annual Report on Form 10-K. In management’s opinion, all adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal and recurring nature. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009 should be read in conjunction with these condensed consolidated financial statements.  Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Liquidity

The accompanying financial statements for the three and six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates continuing operations, securing additional debt or equity financing, restructuring  existing debt, effecting one or more strategic transactions, and realizing assets and liabilities in the ordinary course of business. However, the Company has incurred significant net losses from 2006 through the second quarter of 2010, including a net loss in the first six months of 2010 of $2,251. The Company’s losses are attributable to the difficult economic conditions under which it operates and challenges related to its transition over the last several years from being primarily a seller of infrastructure and hardware to becoming a provider of comprehensive enterprise mobility solutions.

As a result of the Company’s capital and debt structure and recurring losses, it has substantial near-term liquidity requirements related to the repayment of a seller note that becomes due on September 30, 2010, the revolving line of credit that comes due on May 19, 2011 and earn out payments for past acquisitions. The Company does not currently expect to generate sufficient cash flow from operations to fund those obligations. As a result, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company has undertaken a series of actions to reduce costs and is pursuing various initiatives to continue as a going concern and provide for its future success. The Company’s plan to improve liquidity contemplates additional cost control measures and may also include additional financing, further restructuring of its debt and effecting one or more strategic transactions. The Company’s ability to implement these plans successfully is dependent on many circumstances outside of its direct control, including general economic conditions and the financial strength of its customers. Any additional financing the Company is able to secure will likely be subject to a number of conditions and involve additional costs. Given the current negative conditions in the economy generally and the credit markets in particular, there is uncertainty as to whether the Company will be able to generate sufficient liquidity to repay its outstanding debt, to make its earn out payments, and to meet its working capital needs. If the Company is unable to improve its liquidity position, it may not be able to continue as a going concern.

NOTE B—Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 provides additional guidance on the accounting for revenue recognition for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The Company is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined its impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about an entity’s use of fair value measurements. Among these requirements, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company’s consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

NOTE C—Inventory

Inventory consists of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
Finished goods	$2,182	$1,009
Work in progress	—	80

Total inventory, net	$2,182	$1,089

Inventory deposits of $1,219 at June 30, 2010 represent amounts paid to date to vendors as advances on future purchases of mobile workstation inventory and are not included in the table above.

NOTE D—INTANGIBLE ASSETS

Intangible assets consist primarily of non-contractual customer relationships, sales contracts, patents and technology. Intangible assets that have a definite life are amortized on a straight—line basis over their estimated useful lives or contract periods, generally ranging from 2 to 16 years.

Intangible assets at June 30, 2010 and December 31, 2009 consist of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
Patents	$2,696	$2,824
Computer software	2,132	2,063
Developed technology	890	890
Customer lists	4,285	4,285
Non compete agreements	289	289
Trademarks and trade names	1,471	1,469
	11,763	11,820
Less accumlated amortization	(5,185)	(4,477)

Total net intangible assets	$6,578	$7,343

In June 2010, the Company completed the sale of a U.S. and corresponding Korean patent that it believes is not essential to its business, for $2,200, providing net proceeds of $1,980 after commissions. The Company has retained a worldwide, non exclusive, royalty-free license to use the technology covered by the patent for all of its current and future products. In connection with this sale, the Company recorded a gain of $1,863, during the three months ended June 30, 2010.

Amortization expense for the three months ended June 30, 2010 and 2009 was $325 and $363, respectively, and $679 and $728 for the six months ended June 30, 2010 and 2009, respectively.

NOTE E—Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of businesses acquired. In conjunction with the acquisition of substantially all of the assets of Delta Health Systems, Inc. (“Delta”) in May 2008, the Company entered into an earn out agreement with Delta in which Delta is eligible to earn additional consideration in the subsequent two year period after the closing of the transaction. During the three months ended June 30, 2010 and the six months ended June 30, 2010, the Company recorded additional goodwill of $204 and $500, respectively, pursuant to the earn out agreement.

NOTE F—Customer and Vendor Concentrations

For the three months ended June 30, 2010, there was one customer that represented approximately 12% of net revenues and 19% of net accounts receivable, and for the six months ended June 30, 2010 there were no individual customers that comprised 10% or more of net revenues.

For the three and six months ended June 30, 2009, the top two customers represented approximately 45% and 32%, respectively, of net revenues and 42% of net accounts receivable at June 30, 2009.

For the three months ended June 30, 2010 and 2009, the Company had two vendors that comprised 25% and 40%, respectively, of total operating costs. For the six months ended June 30, 2010 and 2009, the Company had two vendors that comprised 21% and 39%, respectively, of total operating costs.

NOTE G—Debt

On May 1, 2008, the Company entered into a loan and security agreement with Hercules (“Loan and Security Agreement”), which provided the Company with a revolving credit facility and a term loan facility.  The Loan and Security Agreement was subsequently amended in November 2008 and May 2009, and the Company and Hercules entered into a forbearance agreement with respect to certain defaults under the Loan and Security Agreement in July 2009, and the parties entered into five amendments to the forbearance agreement over the course of August through October 2009.  In connection with the Hercules Restructuring that closed on November 20, 2009, the Company entered into an amended loan agreement with Hercules (“Amended Loan Agreement”), which amended and restated the Loan and Security Agreement. The Hercules Restructuring also provided the Company with up to $5,000 in additional availability under a revolving credit facility with Hercules. In connection with the Hercules Restructuring, the Company entered into a Debt Conversion Agreement with HTI (“Debt Conversion Agreement”), pursuant to which HTI exchanged $5,000 in existing indebtedness for (i) 2,691,790 shares of common stock, and (ii) a warrant to purchase 672,948 shares of common stock. The description of the Amended Loan Agreement below reflects the terms in place since November 20, 2009, and as amended on February 19, 2010, April 6, 2010 and June 18, 2010.  At June 30, 2010, the Company’s indebtedness to Hercules consisted of a $5,500 term loan (“Term Loan A”), a $5,000 convertible note (“Term Loan B”), a $1,350 convertible note (“Term Loan C”), a $12,000 revolving line of credit facility, of which $8,097 was outstanding at June 30, 2010, and an equipment loan with an outstanding balance of $2,250 (“Equipment Loan”).

Term Loan A has a 48-month term, with principal amortization of approximately $153 beginning December 1, 2010.  The outstanding principal balance on Term Loan A bears interest payable monthly at 12% per annum for the initial year; 18% per annum for the subsequent twelve months and 15% per annum thereafter.

Term Loan B has a 60-month term and can be converted, at Hercules’ option or automatically if the 90 day value weighted adjusted trading price exceeds five times the conversion price, into shares of the Company’s common stock at $1.8575 per share. If Term Loan B converts pursuant to the mandatory conversion feature,  the Company has the right to pay a portion of the conversion amount in cash plus applicable fees, interest and other charges, instead of shares of common stock, under certain circumstances and as long as the Company’s common stock is listed on certain national exchanges. If not converted, the outstanding principal balance of Term Loan B is due on November 1, 2014. The outstanding principal balance on Term Loan B bears interest at 14.5% per annum for the initial twelve months following closing of the arrangement; 20.5% per annum for the subsequent twelve months and 17.5% per annum thereafter. A portion (2.5%) of the interest rate on Term Loan B is to be “paid in kind” (“PIK”) compounded monthly. Pursuant to Amendment 2, as discussed below, Hercules has the option, at its sole discretion, to require any and all interest on Term Loan B to be payable in cash, PIK or in shares of common stock of the Company. The number of shares into which accrued interest will be converted will be determined on 70% of the adjusted 60-day average trading price of the Company’s common stock on the date of Hercules’ election to convert the interest into shares. Both term loans A and B will be assessed a prepayment charge between 1% and 5% of the total term loan commitment depending on when paid.  Term Loan B may be partially settled in cash upon conversion.

The revolving credit facility expires on May 1, 2011, but may be extended at the Company’s option for six months if there is then no existing event of default. Any advances under the revolving credit facility bear interest initially at 12.0% per annum until the Term Loans are repaid in full, at which time the interest rate on outstanding advances will be prime plus 4%.The borrowing capacity under the revolving credit facility is limited to the lesser of the maximum availability or 85% of the Company’s eligible accounts receivable as defined in the Amended Loan Agreement. Borrowings under the revolving credit facility include an over advance provision of up to $500, which will be due 28 days after the over advance is drawn. Over advances bear interest at 15% per annum. On June 30, 2010, Hercules advanced to the Company an additional $1,500, applied to the outstanding balance on the Company’s revolving line of credit facility. The advance increased the outstanding indebtedness on the revolving line of credit to $8,097, and was provided as an extension above the Company’s eligible borrowing base.

On February 19, 2010, the Company entered into Amendment No. 1 (“Amendment 1”) to the Amended Loan Agreement, which provided the Company with an Equipment Loan allowing the Company to request up to $3,000 in borrowings for use in purchasing equipment. The Company was permitted to borrow in minimum increments of $250 under the Equipment Loan, subject to valid, verified purchase orders acceptable to Hercules from suppliers approved by Hercules in its sole discretion.  In connection with any advances, the Company is charged a fee of 3% of the purchase price identified in the relevant purchase orders. All customer receipts related to sales of products financed by the Equipment Loan are placed in a lockbox account under the exclusive control of Hercules and customer receipts are applied first to payment of the Equipment Loan fee, second, to the outstanding principal on the Equipment Loan and third, to all other obligations existing under the Equipment Loan. After such application, the excess in the lockbox account will be returned to the Company, unless an event of default exists or could reasonably be expected to exist, in which case, Hercules may apply the excess in the lockbox account to any obligation under the Amended Loan Agreement. The Equipment Loan bears interest at a rate of 1.5% per month and is due on December 31, 2010. Hercules’ commitment to make additional equipment advances terminated on June 30, 2010, which was extended from the original commitment termination date of April 30, 2010.

On April 6, 2010, the Company entered into Amendment No. 2 (“Amendment 2”) to the Amended Loan Agreement with Hercules. Pursuant to Amendment 2, Hercules funded Term Loan C in an original principal amount of $1,350. The proceeds of Term Loan C were used to repay outstanding over advances under the revolving credit facility. Interest on Term Loan C accrues at a rate of 8% per annum and, at the discretion of Hercules, is payable either in cash or in kind by adding the accrued interest to the principal of Term Loan C. All principal outstanding on Term Loan C is due and payable on April 1, 2013. Term Loan C may be converted into shares of the Company’s common stock at a price of $3.276 per share at any time at Hercules’ option. The Company may prepay Term Loan C without incurring a prepayment penalty charge. The Company also entered into a registration rights agreement with Hercules whereby it agreed to register the shares underlying Term Loan C and certain interest that may be paid in shares.

Term Loan C conversion rights are considered a beneficial conversion feature as they were in the money on the commitment date. In accordance with ASC 470-20, “Debt with Conversion and other Options,” the Company separately accounted for the liability and equity components of this instrument by allocating the proceeds from issuance of the instrument between the liability component and the conversion option. The value ascribed to the beneficial conversion option, $945, was based upon the intrinsic value of the option on the commitment date and was reported as a debt discount. The debt discount is being amortized as additional interest expense over the instruments expected life.

On June 18, 2010, the Company entered into Amendment No. 3 (“Amendment 3”) to the Amended Loan Agreement with Hercules. Pursuant to Amendment 3, Hercules agreed to release its security interest in a U.S. and corresponding Korean patent to allow the sale as a permitted transfer under the Amended Loan Agreement.  The cash proceeds of $1,980 from the sale of the patent were applied to reduce the outstanding balance under the revolving credit facility.

The Amended Loan Agreement contains certain negative covenants and other stipulations associated with the arrangement, including covenants that restrict the Company’s ability to incur indebtedness, make investments, make payments in respect of its capital stock, including dividends and repurchases of common stock, sell or license its assets, and engage in acquisitions without the prior satisfaction of certain conditions. Additionally, the Amended Loan Agreement contains the following financial covenants (i) minimum consolidated adjusted EBITDA measured on a three month rolling basis as of the last day of each month of between $150 and $2,000, until December 31, 2011 and thereafter when $3,000 of consolidated adjusted EBITDA is required, (ii) maximum leverage ratio measured on a rolling twelve month basis as of the last day of  each fiscal quarter commencing June 30, 2010 of 6.0 to 1.0 decreasing to 1.5 to 1.0 by the quarter ending June 30, 2012, (iii) minimum consolidated fixed charge coverage ratio measured on a rolling twelve month basis as of the last day of a fiscal quarter commencing June 30, 2010 of 0.75 to 1.0 increasing to 2.0 to 1.0 by the quarter ending June 30, 2012, and (iv) at least $1,000 in unrestricted cash at all times. Failure to maintain the financial covenants, as well as certain other events including a change in control, are events of default under the Amended Loan Agreement. Upon an event of default under the Amended Loan Agreement, Hercules may opt to accelerate and demand payment of all or any part of our obligations. Under the terms of the Amended Loan Agreement, late fees are equal to 5% of the past due amount and default rate interest is equal to the applicable regular interest rate plus 3%. Hercules may elect to have default rate interest payable in cash or in kind or in shares of the Company’s common stock. All default rate interest paid in kind will be added to the outstanding principal amount on Term Loan B, notwithstanding on which loan the interest has accrued. If Hercules elects to have default rate interest paid in shares, the number of shares into which such accrued default rate interest will be converted will be determined based on the adjusted 60-day average price discounted by 30%, on the date of Hercules’ election to convert the interest into shares.

In conjunction with Hercules ability to elect to have default interest paid in shares at a discounted price, the Company recorded additional debt discount and embedded derivative liabilities totaling $748 at April 6, 2010, as further discussed in Note N. The debt discount was determined based on the fair value of this embedded derivate and was allocated to Term Loans A, B and C. The debt discount is being amortized to interest expense using the effective interest method over the expected life of the related loan.

On February 10, 2010, Hercules sent the Company a letter notifying the Company of an event of default as of February 5, 2010 and charging the Company a default interest rate of an additional 3% to the applicable regular interest rate for the period starting February 5, 2010. Events of default are continuing and default rate interest will be payable monthly on the same date as regular interest unless Hercules chooses to demand payment of default interest on another date. As of June 30, 2010, the Company was not in compliance with the borrowing base requirement related to the revolver, the minimum EBITDA requirement, Total Leverage Ratio and Fixed Charge Coverage ratio. As a result of the above defaults, all balances outstanding under the Amended Loan Agreement at June 30, 2010 have been classified as current in the accompanying consolidated balance sheet.  Hercules has not chosen to accelerate the Company’s obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies. The Company does not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on the Company’s liquidity, business, financial condition and results of operations.

Notes payable consist of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
Term Loan A note payable to Hercules. At June 30, 2010 and December 31, 2009, the outstanding principal balance was $5,500 and $5,500, respectively, net of unamortized discount of $196 and zero, respectively.	$5,304	$5,500

Convertible Term Loan B note payable to Hercules. At June 30, 2010 and December 31, 2009, the outstanding principal balance including PIK was $5,502 and $5,015, respectively, net of unamortized discount of $1,068 and $2,514, respectively. See Note O.	4,434	2,501

Convertible Term Loan C note payable to Hercules. At June 30, 2010 and December 31, 2009, the outstanding principal balance was $1,350 and zero, respectively, net of unamortized discount of $873 and zero, respectively.	477	—

Note payable to Hercules pursuant to the Equipment Loan.	2,250	—

Convertible note payable pursuant to an asset purchase agreement with Healthcare Informatics Associates, Inc. Principal and accrued interest at 9.0% per annum is due September 30, 2010.	4,440	4,252

Note payable pursuant to an asset purchase agreement with AMT Systems, Inc. in monthly installments of $9 including interest at 7.84%, maturing May 31, 2013.	274	314

Total notes payable	17,179	12,567

Less: current maturities	(16,992)	(12,336)
	$187	$231

NOTE H—Related Party Transactions

Notes Payable - Stockholder

As a result of the Hercules Restructuring, Hercules became the Company’s majority stockholder through its wholly-owned subsidiary, HTI. During the three months ended June 30, 2010 and 2009, Hercules charged the Company interest on outstanding debt of $824 and $936, respectively, and $1,584 and $1,791 for the six months ended June 30, 2010 and 2009, respectively, which includes PIK and default interest.

Professional recruiting services

The Company maintains a business relationship with Gulian & Associates, which is owned by the wife of David T. Gulian, the Company’s President and Chief Executive Officer and a director and stockholder of the Company.  Under the terms of the arrangement, Gulian & Associates provides the Company with retainer-based professional recruiting services on a non-exclusive basis.  Gulian & Associates is paid a fee of 20% of a newly hired person’s annual base salary for employees it introduces to the Company.  One-third of the estimated fee is due at the time the hiring request is made.  The remainder is due upon successful placement of a candidate into the role. During the three months ended June 30, 2010 and 2009, Gulian & Associates charged fees to the Company of $42 and $78, respectively. During the six months ended June 30, 2010 and 2009, Gulian & Associates charged the Company fees of $123 and $146, respectively.

Transaction commission

During the three months ended June 30, 2010, the Company made a one-time commission payment of $220 to The SAGE Group (“SAGE”), a company in which Thomas Miller, a member of the Company’s board of directors, is a partner. SAGE provided assistance in identifying a buyer for the Company’s patent sale (as described in Note D). No further payments are required to be made to SAGE.

NOTE I—Commitments and Contingencies

Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Vendor commitments

Under the terms of a master service agreement, the Company granted exclusive rights to a vendor to provide certain outsourcing services to support the Company’s operations. The Company has a minimum annual commitment to purchase support services in an aggregate amount of $1,500 per year through 2013. The Company incurred costs of $141 and $696 for the three months ended June 30, 2010 and 2009, respectively, and $212 and $1,033 of costs for the six months ended June 30, 2010 and 2009, respectively.

NOTE J—Income Taxes

The Company has net operating loss carryforwards available for federal and certain state tax obligations.  Because the Company experienced a change in control as a result of the Hercules Restructuring, future utilization of the net operating losses is limited under Section 382 of the Internal Revenue Code. The Company has determined that it is more likely than not that it will not be able to use the net operating losses and other deferred tax assets and has recorded a full valuation allowance at June 30, 2010.  Income tax expense of $88  and $7 for the three months ended June 30, 2010 and 2009, respectively, and $104 and $14 for the six months ended June 30, 2010 and 2009, respectively, results from a deferred tax provision for the difference between book and tax amortization of indefinite lived assets and miscellaneous state taxes.

NOTE K—2008 Employee Stock Purchase Plan

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

The Company issued 82,098 shares for the three months ended March 31, 2009 and 74,769 shares for three months ended June 30, 2009.  In connection with the issuance of these shares, the Company received $35 and $30 in cash in the respective periods. For the three months and six months ended June 30, 2010, the Company did not issue any shares under the ESPP.

NOTE L—Stock Based Compensation

For the three months ended June 30, 2010 and 2009, the Company recognized compensation cost for stock options granted of $325 and $240, respectively, and for the six months ended June 30, 2010 and 2009, the Company recognized compensation cost for stock options granted of $642 and $530, respectively. Option awards generally vest over a 3 to 4 year period of continuous service and have a ten year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. As of June 30, 2010, the total unrecognized compensation cost related to options amounted to approximately $1,989 which is expected to be recognized over the options’ average remaining vesting period of 2.5 years.

During the three months ended June 30, 2010 the Company granted 6,000 non-qualified stock options to a member of its board of directors in connection with his election to the board. During the three months ended June 30, 2009, the Company did not grant any stock options.  During the six months ended June 30, 2010 and 2009, the Company granted 719,706 and 400,870 options, respectively.

NOTE M— Operating Segments

The Company has two reportable operating segments: commercial and healthcare. Each of the reportable segments provides similar products and services, with a focus on primary vertical markets. The implementation and support organizations in both the healthcare and commercial segments provide solutions that include consulting, business software applications, mobile managed services, mobile workstations and devices, and wireless infrastructure.  The Company evaluates the performance of its operating segments based on gross profit and does not allocate assets among segments. Although there is no intersegment sales or transfers, the Company shares support, development and administration across both of its segments,.

	Three months ended June 30, 2010			Six months ended June 30, 2010
	Healthcare	Commercial	Total	Healthcare	Commercial	Total
Net revenues	$10,459	$5,916	$16,375	$20,558	$9,678	$30,236
Cost of revenues	7,011	4,516	11,527	13,799	7,327	21,126
Gross profit	$3,448	$1,400	$4,848	$6,759	$2,351	$9,110

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Healthcare	Commercial	Total	Healthcare	Commercial	Total
Net revenues	$12,982	$11,429	$24,411	$25,558	$17,665	$43,223
Cost of revenues	9,746	10,087	19,833	19,027	15,483	34,510
Gross profit	$3,236	$1,342	$4,578	$6,531	$2,182	$8,713

NOTE N- FAIR VALUE MEASUREMENTS

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

Level 1- Observable inputs such as quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2- Inputs, other than quoted prices in active markets that are observable either directly or indirectly

Level 3- Unobservable inputs for which there is little or no market activity, which require the Company to develop its own assumptions

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value of the Company’s warrant derivative instruments is estimated using the Black-Scholes valuation model with observable inputs as discussed further in Note O. The fair value of the embedded derivatives associated with the Company’s term loans is estimated using a Monte Carlo simulation model.

The Company recognizes all derivatives as assets or liabilities on its condensed consolidated balance sheets at fair value with changes in fair value recognized in current period earnings.

The following table summarizes the components of the derivative liabilities:

	Fair Value Measurement at June 30, 2010
	Level 1	Level 2	Level 3
Embedded derivative liability	—	—	668
Warrant liability	—	—	—
	$—	$—	$668

	Fair Value Measurement at December 31, 2009
	Level 1	Level 2	Level 3
Embedded derivative liability	—	—	—
Warrant liability	—	2,762	—
	$—	$2,762	$—

Embedded derivative

On April 6, 2010, the Company entered into Amendment 2 to its loan agreement with Hercules as disclosed in Note G.  The amendment changed the terms of interest payment such that interest on Term Loan B as well as the default interest on Term Loans A, B and C, at Hercules sole discretion, can be paid in cash, PIK or in shares of common stock of the Company at 70% of the value of the common stock using a 60-day average.  This feature is considered to be an embedded derivative under ASC 815-10. The fair value of the embedded derivative was determined to be $748 as of April 6, 2010 using a valuation model which considered the projected stock price on the interest payment dates and the impact that the stock price would have on the form of interest payment.  Future stock prices were projected using a Monte Carlo simulation model.  Key inputs into the model include the spot price of the common stock, estimated risk free rate and volatility of the common stock. The Company has classified this embedded derivative within level 3 of the fair value hierarchy.

The following tables summarize the changes in financial instruments measured at fair value for which the Company has used Level 3 inputs to determine fair value. Total realized and unrealized gains and losses recorded for Level 3 instruments are included in the condensed consolidated statement of operations as a component of the loss on fair value adjustment on derivative liabilities.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$—	$—	$—	$—
Transfers in (out) of level 3 net	—	—	—	—
Originations, net	748	—	748	—
Change in unrealized gains(losses) included in earnings at the reporting date	(80)	—	(80)	—
Balance, end of period	$668	$—	$668	$—

NOTE O—FINANCIAL INSTRUMENTS

In accordance in ASC Topic 815-40, “Derivatives and Hedging”, warrants outstanding at December 31, 2009 were recorded as derivative liabilities because the warrants did not meet the criteria for equity classification.  The liabilities were marked to market at the end of each accounting period until such time as the Company met the requirements for equity classification.  During the three months ended March 31, 2010, the Company recorded a gain of $888 related to the change in fair value of derivatives.

During the three months ended March 31, 2010, the Company changed certain assumptions related to volatility and dilution used in the valuation of its warrant liabilities and corrected the calculation used in the valuation of its warrant liabilities at December 31, 2009.  The resulting charge of $787 is included in the accompanying statement of operations as an increase to the loss in fair value adjustment on warrant liabilities for the six month period ended June 30, 2010.

During the three months ended June 30, 2010, the Company determined that it met the criteria for equity classification of the warrants as of January 5, 2010.  As a result, the Company recorded a charge of $125 during the second quarter of 2010 to appropriately reflect the change in fair value on the effective date of the reclassification. The Company has reclassified the fair value of the warrants to equity as additional paid in capital.

During the three months ended June 30, 2010, the Company determined that the initially recognized debt discount on Term Loan B entered into in November 2009 (see Note G) had been overstated by $1,760, that Term Loan B contained embedded derivative liabilities that had been understated by $740 and that additional paid in capital had been overstated by a corresponding $2,500.    The value of these embedded derivative liabilities in November and December 2009 as well as March 31, 2010 was approximately $740.  On April 6, 2010, in connection with Amendment 2 to its loan agreement with Hercules (see Note G), the value of these embedded derivative liabilities became zero.  In order to correctly state its balance sheet at June 30, 2010, during the three months ended June 30, 2010, the Company reduced additional paid in capital by $2,500, decreased the debt discount on Term Loan B by $1,760 and recorded a gain of $740 due to the change in the fair value of these derivative liabilities.

The correction of the above items did not have any impact on the Company’s consolidated statements of cash flows. Management evaluated the quantitative and qualitative aspects of the adjustments on 2009 as well as the first and second quarters of 2010 and concluded these adjustments were not material to the Company’s consolidated financial statements.

The fair value of warrant liabilities was calculated under the Black-Scholes pricing model using the Company’s stock price on the date of the warrant grant, the expected volatility, and the risk free interest rate matched to the warrants’ expected life, adjusted for the impact of dilution. The Company does not anticipate paying dividends during the term of the warrants. The Company uses historical data to estimate volatility assumptions used in the valuation model. The expected term of warrants is derived from an analysis that represents the period of time that warrants are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.

On March 1, 2010, the Company issued to Hercules 7,546 common shares upon the cashless exercise of a warrant to acquire up to 10,000 underlying shares.

The following table details warrant activity during the six-month period ended June 30, 2010:

Outstanding as of December 31, 2009	788,948
Issued	—
Exercised	10,000
Forfeited	—
Outstanding as of June 30, 2010	778,948

Expiration Date	Number of Shares Underlying Warrants	Weighted Average Exercise Price

2010	—	—
2011	106,000	$10.49
2012	—	—
2013	—	—
2014	672,948	$1.86

Total warrants outstanding	778,948	$3.03

All outstanding warrants expire no later than November 19, 2014.

The range of assumptions used in the Black-Scholes pricing model to calculate the fair value of the financial instruments was as follows:

Exercise price	$1.86-$50.00
Estimated life	0.90-4.89 years
Volatility	100.03%-145.36%
Risk free rate	0.29%-2.20%
Dividend rate	0%

NOTE P— Subsequent Events

On August 12, 2010, Hercules notified the Company of its election to convert $5,000 of aggregate principal amount of Term Loan B into shares of the Company’s common stock at the conversion price of $1.8575 per share, for an issuance of 2,691,790 shares of common stock, effective August 13, 2010.  As a result of the conversion, on August 13, 2010, the Company’s outstanding principal balance on Term Loan B, which includes PIK, was $662.  Hercules continues to have the ability to acquire (i) 356,492 shares of the Company’s common stock upon conversion of the Term Loan B principal, (ii) 412,087 shares of the Company’s common stock upon conversion of the Term Loan C principal and (iii) an indeterminate number of shares upon conversion of a portion of the interest on the Company’s indebtedness to Hercules.

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

•                 our ability to identify, pursue and enter into strategic transactions, including acquisitions and divestitures:

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

We have disclosed important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise, except as required by federal securities laws.

Overview

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our financial condition and results of operations. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included in Item 1 of this quarterly report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009. Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all dollar amounts, except per share data, which are presented in thousands.

Recent Developments

Reverse Stock Split

On January 5, 2010, we effected a one-for-twenty-five reverse stock split of our issued and outstanding shares of common stock, par value $0.00001 per share. Unless otherwise indicated, all share amounts discussed herein reflect the post-split number of shares of our common stock.

Hercules Restructuring Transactions

On November 20, 2009, we completed a restructuring transaction with our senior lender Hercules Technology Growth Capital, Inc. (“Hercules”) and its wholly-owned subsidiary Hercules Technology I, LLC (“HTI”), pursuant to which $5,000 of our outstanding debt to Hercules was converted into shares of our common stock and a warrant to purchase shares of our common stock, and the remaining outstanding debt with Hercules was otherwise restructured (the “Hercules Restructuring”). As a result of the Hercules Restructuring, we experienced a change in control and (i) HTI owns 2,691,790 shares or 72% of our outstanding common stock, as well as a warrant to acquire up to an additional 672,948 shares of our common stock, and (ii) Hercules may convert a portion of our remaining indebtedness to Hercules into an additional 2,691,790 shares of our common stock and has the option to convert certain term loan interest into an indeterminate number of shares of our common stock. In addition, on March 1, 2010, Hercules exercised a warrant initially received on June 19, 2009 by which it acquired 7,546 shares of our common stock. As a result of Amendment 2 to our Amended Loan Agreement on April 6, 2010, Hercules may convert the principal of Term Loan C (defined below) into an additional 412,087 shares of our common stock and has the option to convert default rate interest into an indeterminate number of shares of our common stock.

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

On February 19, 2010, we entered into Amendment No. 1 ( “Amendment 1”) to the Amended Loan Agreement.  Under the Equipment Loan provided by Amendment 1, we may request up to $3,000 for use in purchasing equipment (the “Equipment Loan”) subject to valid, verified purchase orders acceptable to Hercules from suppliers approved by Hercules in its sole discretion.

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

On June 18, 2010, we entered into Amendment No. 3 (“Amendment 3”) to the Amended Loan Agreement with Hercules. Pursuant to Amendment 3, Hercules agreed to release its security interest in a U.S. and corresponding Korean patent to allow the sale of that asset as a permitted transfer under the Amended Loan Agreement.  In June 2010, we completed the sale of the patents, which management believes are non-essential to our business, for $2,200, providing net proceeds of $1,980 after commissions. The one time commission payment of $220 was paid to The SAGE Group, a company in which Thomas Miller, a member of our board of directors, is a partner. We have retained a worldwide, non exclusive, royalty-free license to use the technology covered by the patent for all current and future products. The cash proceeds of $1,980 from the sale of these patents were applied to reduce the outstanding balance under our revolving credit facility.

On June 30, 2010, Hercules advanced us an additional $1,500, which was applied to the outstanding balance on our revolving line of credit. The advance increased our outstanding indebtedness on the revolving line of credit, to $8,097, and was provided as an extension above our eligible borrowing base.

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

On August 12, 2010, Hercules notified us of its election to convert $5,000 of aggregate principal amount of Term Loan B into shares of our common stock at the conversion price of $1.8575 per share, for an issuance of 2,691,790 shares of common stock, effective August 13, 2010.  As a result of the conversion, on August 13, 2010, our outstanding principal balance on Term Loan B, which includes PIK, was $662.  Hercules continues to have the ability to acquire (i) 356,492 shares of our common stock upon conversion of the Term Loan B principal, (ii) 412,087 shares of our common stock upon conversion of the Term Loan C principal and (iii) an indeterminate number of shares upon conversion of a portion of the interest on our indebtedness to Hercules.

Hercules has not chosen to accelerate our obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies. We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations.

Nasdaq Delisting Notice/Appeal Hearing

Our common stock is listed on The Nasdaq Capital Market, which imposes, among other requirements, a requirement that a listed company maintain either a minimum of $2,500 in stockholders’ equity, a minimum of $35,000 of market value of listed securities, or net income from continuing operations of at least $500 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. On August 19, 2009, we received a letter from Nasdaq, notifying us that we were not in compliance with these requirements. On October 30, 2009, we received notice that Nasdaq granted our request for an extension to regain compliance with these requirements. We had until November 20, 2009 to regain such compliance. On November 25, 2009, we received notice from Nasdaq that we had regained compliance with the $2,500 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, but noting that Nasdaq would continue to monitor our compliance with this listing rule, and that, if at the time of our next periodic report we did not evidence compliance, we might be again subject to delisting.  On April 20, 2010, we received a new staff determination letter from Nasdaq regarding our non-compliance with the Nasdaq continued listing standards.  At December 31, 2009, our stockholders’ deficit of $2,544 was again below Nasdaq’s minimum stockholders’ equity requirement. The Nasdaq staff determined to delist our common stock on April 29, 2010 unless we requested a hearing before a Nasdaq Listing Qualifications Panel (“Panel”) on or before April 27, 2010.  On April 27, 2010, we requested a hearing before the Panel and, as a result, our common stock remained listed on Nasdaq pending the issuance of a decision by the Panel following the hearing, which took place on June 10, 2010.  On July 8, 2010, we received a letter from Nasdaq stating that the Panel granted our request for continued listing on the Nasdaq Stock Market subject to several conditions including, among other things, the occurrence of certain events, which may include restructuring our debt, pursuing additional debt and equity financing and completing one or more strategic transactions, by August 15, 2010, and our ability to regain compliance with all the requirements for continued listing on Nasdaq by October 18, 2010.  In connection with the conditions set by NASDAQ, on August 13, 2010, the original principal of Term Loan B was converted into shares of our common stock (for more information, see Item 1, Financial Statements, Note P—Subsequent Events).This extension represents the maximum length of time that a Nasdaq Hearings Panel may grant to regain compliance under the Nasdaq Listing Rules and, while we are diligently taking steps to comply with the conditions of the Panel’s decision, there can be no assurances that we will be able to do so.  A delisting of our common stock from Nasdaq could adversely affect the market liquidity of our common stock and cause the market price of our common stock to decrease and could also adversely affect our ability to obtain financing for our continued operations and/or result in the loss of confidence by investors, customers, suppliers and employees.  If our common stock is delisted we may seek to have our stock quoted on the Pink OTC Market (also known as the “Pink Sheets”) or trade on the OTC Bulletin Board, however, there can be no assurance that we will be successful in such efforts.

Change in independent registered public accounting firm

On June 10, 2010, we were orally notified by McGladrey & Pullen, LLP (“McGladrey & Pullen”), our independent registered public accounting firm, that it was resigning as our independent registered public accounting firm, effective immediately.  The termination of the auditor-client relationship was subsequently confirmed in writing. During the two most recent fiscal years ended December 31, 2009 and 2008, and through the date of its resignation, we did not have any disagreements with McGladrey & Pullen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGladrey & Pullen, would have caused us to make reference to the subject matter of the disagreement. On June 22, 2010, the Audit Committee of our Board of Directors engaged KPMG LLP (“KPMG”) to serve as our new independent registered public accounting firm for the year ending December 31, 2010, and its engagement commenced immediately.

General

We provide end-to-end solutions for electronic medical record (“EMR”) and supply chain implementation and mobilization (“SCM”), with experience in over 2,200 hospitals and businesses in North America. We assist our healthcare and commercial customers by implementing and optimizing EMR and SCM systems, offering mobility to caregivers and workforces by making data accessible directly at the point of care or point of activity, and managing operations with services to improve clinical and financial performance and supply chain with services to drive greater efficiency.

We provide solutions to our customers by utilizing a combination of products and services, including consulting, business software applications, mobile managed services, mobile devices, and wireless infrastructure. Our solutions are designed to allow the real time usage of data throughout a customer’s enterprise in order to enhance workflow, improve customer service, increase revenue and reduce costs. We sell wireless communication and computing devices, including mobile workstations that connect to a customer’s wireless network so that information can be accessed from any location within the enterprise. We also implement customized and third-party software applications with a particular expertise in electronic medical records in the healthcare industry and SAP® back-

end systems in commercial enterprises. In addition, we offer professional services that support and complement enterprise-wide software implementations and a customer’s wireless computing systems, including consulting, mobile managed services, training, engineering, technical support and network monitoring.

The sale of mobile workstations and other wireless devices has been, and continues to represent a majority of our net revenues. We are continuing to transition our business to offer higher margin consulting, other professional services, and software applications. With our focus on selling services and software, we believe that we can provide more comprehensive enterprise mobility solutions to our customers. These solutions involve:

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

We manage our business primarily by market verticals, driven by our sales organization. We have two operating segments consisting of our healthcare and commercial businesses. The healthcare segment is principally composed of our activities in hospitals and other related healthcare facilities. The commercial segment focuses on all other vertical markets including pharmaceutical, manufacturing, wholesale and retail distribution and service industries.

In order to improve our operating efficiencies and gross margin, we are transitioning from custom order processing for our mobile workstations to a standardized suite of products. In the first quarter of 2010, we started pre-ordering our new standardized mobile workstations from a third-party vendor based on our estimates of expected sales, thereby increasing the amount of our available inventory on-hand. If our estimates as to the amount of workstations to be sold or the timing of sales do not materially correspond to actual sales, we will be required to hold workstations in our inventory for periods longer than we expected.

We serve the healthcare and commercial industries, which are experiencing significant challenges, primarily due to the continued weak macroeconomic conditions that have resulted in a decreased demand for their products and services. As a result, some of our customers may face business and financial challenges for the remainder of 2010.  For example, some of our customers are facing constraints on their information technology budgets and are seeking more flexibility in the type of mobility solutions they implement and the timing of their purchases from us. It is unclear when the general economic climate will improve and when our customers may benefit from improved conditions.

We conduct substantially all of our operations through our wholly-owned subsidiary, InfoLogix Systems Corporation. We own our patents and patent applications through our wholly-owned subsidiaries OPT Acquisition, LLC, Embedded Technologies, LLC and InfoLogix—DDMS, Inc.

Going Concern

The current weak macroeconomic conditions have had a major impact on the industries we serve. During 2009, we experienced reduced sales and compressed margins, particularly related to the sales of mobile workstations and related infrastructure in the healthcare markets that we serve. We believe this slowdown is primarily the result of adverse economic conditions affecting the healthcare industry, including constrained budgets promulgated by difficult access to capital in community and other not-for-profit hospitals. We have responded to the challenging times by undertaking a series of cost reduction initiatives, including the elimination of executive bonuses, reduction of employee salaries and reduction in the number of employees. Economic conditions did not improve in the first two quarters of 2010 and although we continue to reduce our expenses successfully, we expect 2010 to continue to be a challenging year.

Our condensed consolidated financial statements for the three and six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates continuing operations, securing additional debt or equity financing, restructuring our existing debt, effecting one or more strategic transactions, and realizing assets and liabilities in the ordinary course of business.  However, we have incurred significant net losses from 2006 through the second quarter of 2010, including a net loss of $2,251 for the six months ended June 30, 2010.  Our losses are partly attributable to costs related to our debt and our debt restructuring, and the difficult economic conditions under which we operate, and challenges related to our transition over the last several years from being primarily a seller of infrastructure and hardware to becoming a provider of comprehensive enterprise mobility solutions. During this transition period, we have hired experienced management and staff to execute our business plans and have made strategic acquisitions. We have also managed our liquidity through this transition, primarily by funding operations with indebtedness, which at June 30, 2010 included $22,700 of senior debt at high interest rates and other associated costs.

As a result of our capital and debt structure and recurring losses, we have substantial liquidity requirements related to the repayment of a seller note that comes due on September 30, 2010, our indebtedness to Hercules, and earn out payments for past acquisitions. We do not currently expect to generate sufficient cash flow from operations to fund those obligations. As a result, these factors raise substantial doubt as to our ability to continue as a going concern.

We have undertaken a series of actions to reduce costs and are pursuing various initiatives to continue as a going concern and provide for our future success. To facilitate this process, the Company’s Board of Directors has established a special committee of our independent directors to assist in evaluating and recommending specific initiatives. Our plan to improve our liquidity contemplates additional cost control measures and may also include additional financing, further restructuring of our debt and effecting one or more strategic transactions. Our ability to implement these plans successfully is dependent on many circumstances outside of our direct control, including general economic conditions and the financial strength of our customers.  Any additional financing we are able to secure will likely be subject to a number of conditions and involve additional costs. Given the current negative conditions in the economy generally and the credit markets in particular, there is uncertainty as to whether we will be able to generate sufficient liquidity to repay our outstanding debt, to make our earn out payments, and to meet working capital needs. If we are unable to improve our liquidity position, we may not be able to continue as a going concern.

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

We also generate revenues from consulting and professional services on either a fixed fee or time and expense basis. Net revenues from our consulting and professional services are primarily recognized on a time and expense basis at the time the service is delivered and the expenses are incurred. Net revenues from the sale of our proprietary learning technologies and any professional consulting or engineering services provided on a fixed-fee basis are recognized according to a proportionate performance method of accounting and is recognized ratably over the contract period based upon actual project hours as compared to budgeted project hours. Payments received in advance of services performed are recorded as deferred revenue. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenue recognized in excess of amounts billed and project cost is included in unbilled revenue on our condensed consolidated balance sheet.

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

Selling expenses primarily consist of the salaries, benefits, travel and other costs of our regional and national account sales representatives, sales management and business development expenses. General and administrative expenses primarily consist of the costs attributable to the support of our operations, such as: costs related to salaries for management, administrative and human resources personnel, information systems, expenses and office space costs, inside sales and customer support, warehousing, technical support, financial accounting, purchasing, insurance, recruiting fees, legal, accounting and other professional services.

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

Revenue from consulting and other professional services is recognized on either a fee-for-service or fixed fee basis. Revenue from consulting and other professional services that is contracted as fee-for-service is recognized in the period in which the services are performed. Direct costs for travel and accommodations are reimbursable in accordance with the contract terms and are recognized as revenue in the period the related expense is incurred.  Revenue from the sale of proprietary learning technologies and those consulting and other professional services provided on a fixed-fee basis is recognized according to a proportionate performance method of revenue recognition and is recognized over the contract period. Changes in these assumptions, including estimates on fixed fee contracts, can materially affect the amount of net revenue recognized in our net income from operations. Periodically, we recognize revenue and record unbilled revenue as an asset on our balance sheet to reflect services provided but not yet billed pursuant to contract terms.

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

Goodwill and other intangible assets

Goodwill is tested for impairment  annually in December by comparing the fair value of the recorded assets to their carrying amount. The carrying value of other intangible assets is reviewed for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  If the carrying amount of the goodwill or other intangible assets exceeds its fair value, an impairment loss is recognized. The evaluation of goodwill and other intangible assets requires the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Stock based compensation

We measure stock based compensation awards using a fair value method and amortize the resulting expense on a straight line basis over the requisite service period of the award, generally the vesting period.

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

Gain on fair value of derivative liabilities

Our derivative liabilities are recorded at fair value, which is estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of judgment regarding assumptions used. Changes in our assumptions or market conditions could significantly affect the estimates and have a material impact on our financial position and results of operations.

Results of Operations (unaudited)

Results of operations expressed as a percentage of net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.4%	81.2%	69.9%	79.8%

Gross profit	29.6%	18.8%	30.1%	20.2%
Selling, general and administrative expenses	33.7%	31.7%	38.4%	35.6%
Gain on sale of intangibles	11.4%	0.0%	6.2%	0.0%
Operating income (loss)	7.3%	(12.9)%	(2.1)%	(15.4)%

Interest expense	(7.4)%	(4.9)%	(7.6)%	(5.4)%
Interest income	0.0%	0.0%	0.0%	0.0%
Loss on extinguishment of debt	0.0%	(1.8)%	0.0%	(1.0)%
Fair value adjustment on derivative liabilities	4.1%	0.0%	2.6%	0.0%

Income (loss) before income tax expense	4.0%	(19.6)%	(7.1)%	(21.8)%
Income tax expense	(0.5)%	(0.0)%	(0.3)%	(0.0)%

Net Income (loss)	3.5%	(19.6)%	(7.4)%	(21.8)%

Three Months ended June 30, 2010 compared with the Three Months ended June 30, 2009

Net revenues

Net revenues for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$2,780	$8,310	$(5,530)	(67)%
Professional Services	7,426	4,233	3,193	75%
Managed Services	253	439	(186)	(42)%
Total Healthcare	10,459	12,982	(2,523)	(19)%

Commercial
Infrastructure	3,755	9,275	(5,520)	(60)%
Professional Services	1,843	1,662	181	11%
Managed Services	318	492	(174)	(35)%
Total Commercial	5,916	11,429	(5,513)	(48)%

Total net revenues	$16,375	$24,411	$(8,036)	(33)%

Net revenues were $16,375 for the three months ended June 30, 2010, compared to $24,411 for the three months ended June 30, 2009, representing a decrease of $8,036 or 33%. The decrease in our Healthcare segment net revenues was due to fewer infrastructure orders resulting from our transition away from a former supplier of mobile workstations to the launch of our new suite of mobile workstations and power systems and the current weak macro-economic conditions in the first half of 2010. This decrease was partially offset by an increase in professional services net revenue resulting from increased demand for EMR implementation and SCM services.  The decrease in our Commercial segment net revenues was due to lower resales of infrastructure and hardware products as we continue to transition our business to offer higher margin consulting and other professional services. The reimbursable expense revenue included in our professional services revenue totaled $788 and $592 for the three months ended June 30, 2010 and 2009, respectively.

Cost of revenues

Cost of revenues for the three months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$2,241	$6,389	$(4,148)	(65)%
Professional Services	4,729	3,475	1,254	36%
Managed Services	41	(118)	159	135%
Total Healthcare	7,011	9,746	(2,735)	(28)%

Commercial
Infrastructure	3,008	8,526	(5,518)	(65)%
Professional Services	1,369	1,414	(45)	(3)%
Managed Services	139	147	(8)	(6)%
Total Commercial	4,516	10,087	(5,571)	(55)%

Total cost of revenues	$11,527	$19,833	$(8,306)	(42)%

Our cost of revenues was $11,527 for the three months ended June 30, 2010, compared to $19,833 for the three months ended June 30, 2009, a decrease of $8,306 or 42%. The decrease in our Healthcare segment cost of revenues was a result of lower spending on infrastructure due to decreased sales of our mobile workstation products as we transition to our new suite of mobile workstations and power systems. The decrease in our Commercial segment cost of sales was a result of lower resales of hardware and infrastructure as we transition our business to more consulting and professional services, partially offset by costs associated with increasing our consulting staff to support an increased number of SCM engagements and to prepare for future growth as we continue to expand our professional services business. The reimbursable expenses included in our professional services cost of revenue totaled $788 and $595 for the three months ended June 30, 2010 and 2009, respectively.

Gross profit

Gross profit for the three months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$539	$1,921	$(1,382)	(72)%
Professional Services	2,697	758	1,939	256%
Managed Services	212	557	(345)	(62)%
Total Healthcare	3,448	3,236	212	7%

Commercial
Infrastructure	747	749	(2)	(0)%
Professional Services	474	248	226	91%
Managed Services	179	345	(166)	(48)%
Total Commercial	1,400	1,342	58	4%

Total gross profit	$4,848	$4,578	$270	6%

Gross profit percentage for the three months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Amount of
	2010	2009	Change

Healthcare
Infrastructure	19%	23%	(4)%
Professional Services	36%	18%	18%
Managed Services	84%	127%	(43)%

Commercial
Infrastructure	20%	8%	12%
Professional Services	26%	15%	11%
Managed Services	56%	70%	(14)%

Total gross profit percentage	30%	19%	11%

Our gross profit was $4,848 for the three months ended June 30, 2010, compared to $4,578 for the three months ended June 30, 2009, an increase of $270 or 6%, resulting in a gross margin of 30% for the three months ended June 30, 2010, up from 19% for the three months ended June 30, 2009. The increase in our gross margin was the result of a shift in our overall product and service mix from lower margin product and infrastructure sales and related hardware resales, as we continue to emphasize higher margin consulting and professional services, which benefited our Healthcare segment as the industry demonstrated a focus on EMR assessment and implementation projects and our Commercial segment benefited from customers evaluating and initiating SCM solutions. We continue to experience downward pressure on our gross margin from the sale of infrastructure and third-party hardware. Consistent with our overall strategic plan, we continue to migrate the business toward an overall greater mix of solutions that includes consulting and other professional services.

Selling, general and administrative expenses

Our selling, general and administrative expenses were $5,521 for the three months ended June 30, 2010, compared with $7,748 for the three months ended June 30, 2009, a decrease of $2,227, or 29%.  Selling expenses were $2,026 for the three months ended June 30, 2010, compared with $2,943 for the three months ended June 30, 2009, a decrease of $917, or 31%.  The decrease in our selling expenses for the comparable period was primarily attributable to lower salary expense, benefits, commissions and recruiting costs resulting from staffing reductions and other cost control measures.  General and administrative expenses were $2,750 for the three months ended June 30, 2010, compared with $4,090 for the three months ended June 30, 2009, a decrease of $1,340, or 33%.  The decrease in our general and administrative expenses for the comparable period was primarily attributable to a reduction in salary expense, including consultants training expense, benefits, travel costs, and lower marketing expenses.

Our depreciation and amortization expense, included with selling, general and administrative expenses discussed above, decreased to $420 for the three months ended June 30, 2010 from $475 for the three months ended June 30, 2009, a decrease of $55 or 11%, as the result of fewer purchases of capitalized assets required to run our business, such as laptop computers, servers and communication equipment.

Our stock based compensation expense, included with selling, general and administrative expenses discussed above, increased to $325 for the three months ended June 30, 2010 from $240 for the three months ended June 30, 2009, a increase of $85 or 35%. The increase is primarily the result of granting options in the first quarter of 2010.

Interest expense

Our interest expense was $1,214 for the three months ended June 30, 2010, compared to $1,189 for the three months ended June 30, 2009, an increase of $25 or 2%. The increase in interest expense was a result of the restructuring of our debt with Hercules in the fourth quarter of 2009, additional borrowings in February and April 2010, and the default interest rate imposed in April 2010. We expect our interest expense will increase in future quarters. See “Liquidity and Capital Resources” below.

Net loss

Our net income was $567 for the three months ended June 30, 2010 compared with a net loss of $4,781 for the three months ended June 30, 2009. The decrease in our net loss was primarily due to our continued efforts to reduce our selling, general and administrative costs through a variety of cost-cutting measures and an increase in gross profit as we continue to transition from infrastructure hardware sales to higher margin consulting and professional services in our role as a comprehensive solutions provider. In the three months ended June 30, 2010, our net income included a gain on sale of patents of $1,863 and a gain of $679 for the fair value adjustment of our derivative liabilities. During the three months ended June 30, 2010, our warrants were reclassified from warrant liability to equity upon meeting the criteria for equity classification in accordance with generally accepted accounting principles (“GAAP”). The charge to earnings during the quarter was based upon the change in fair value from the last measurement date to the date the warrants qualified for equity treatment.

Six Months ended June 30, 2010 compared with the Six Months ended June 30, 2009

Net revenues

Net revenues for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$6,297	$16,236	$(9,939)	(61)%
Professional Services	13,883	8,799	5,084	58%
Managed Services	378	523	(145)	(28)%
Total Healthcare	20,558	25,558	(5,000)	(20)%

Commercial
Infrastructure	5,562	14,215	(8,653)	(61)%
Professional Services	3,522	2,526	996	39%
Managed Services	594	924	(330)	(36)%
Total Commercial	9,678	17,665	(7,987)	(45)%

Total net revenues	$30,236	$43,223	$(12,987)	(30)%

Net revenues were $30,236 for the six months ended June 30, 2010, compared to $43,223 for the six months ended June 30, 2009, representing a decrease of $12,987 or 30%. The decrease in our Healthcare segment net revenues was due to fewer infrastructure orders resulting from our transition away from a former supplier of mobile workstations to the launch of our new suite of mobile workstations and power systems and the current weak macro-economic conditions in the first half of 2010. This decrease was partially offset by an increase in professional services net revenue resulting from increased demand for EMR implementation and SCM services.  The decrease in our Commercial segment net revenues was due to lower resales of infrastructure and hardware products as we continue to transition our business to offer higher margin consulting and other professional services. The reimbursable expense revenue included in our professional services revenue totaled $1,525 and $1,020 for the six months ended June 30, 2010 and 2009, respectively.

Cost of revenues

Cost of revenues for the six months ended June 30, 2010 and 2009 was as follows:

	Six Months Ended June 30,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$5,062	$12,339	$(7,277)	(59)%
Professional Services	8,693	6,770	1,923	28%
Managed Services	44	(82)	126	(154)%
Total Healthcare	13,799	19,027	(5,228)	(27)%

Commercial
Infrastructure	4,323	12,896	(8,573)	(66)%
Professional Services	2,745	2,225	520	23%
Managed Services	259	362	(103)	(28)%
Total Commercial	7,327	15,483	(8,156)	(53)%

Total cost of revenues	$21,126	$34,510	$(13,384)	(39)%

Our cost of revenues was $ 21,126 for the six months ended June 30, 2010, compared to $34,510 for the six months ended June 30, 2009, a decrease of $13,384 or 39%. The decrease in our Healthcare segment cost of revenues was a result of lower spending on infrastructure due to decreased sales of our mobile workstation products as we transition to our new suite of mobile workstations and power systems. The decrease in our Commercial segment cost of sales was a result of lower resales of hardware and infrastructure as we transition our business, partially offset by costs associated with increasing our consulting staff to support an increased number of SCM engagements and to prepare for future growth as we continue to expand our professional services business. The reimbursable expenses included in our professional services cost of revenue totaled $1,525 and $ 1,020 for the six months ended June 30, 2010 and 2009, respectively.

Gross profit

Gross profit for the six months ended June 30, 2010 and 2009 was as follows:

	Six Months Ended June 30,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$1,235	$3,897	$(2,662)	(68)%
Professional Services	5,190	2,029	3,161	156%
Managed Services	334	605	(271)	(45)%
Total Healthcare	6,759	6,531	228	3%

Commercial
Infrastructure	1,239	1,319	(80)	(6)%
Professional Services	777	301	476	158%
Managed Services	335	562	(227)	(40)%
Total Commercial	2,351	2,182	169	8%

Total gross profit	$9,110	$8,713	$397	5%

Gross profit percentage for the six months ended June 30, 2010 and 2009 was as follows:

	Six Months Ended June 30,		Amount of
	2010	2009	Change

Healthcare
Infrastructure	20%	24%	(4)%
Professional Services	37%	23%	14%
Managed Services	88%	116%	(28)%

Commercial
Infrastructure	22%	9%	13%
Professional Services	22%	12%	10%
Managed Services	56%	61%	(5)%

Total gross profit percentage	30%	20%	10%

Our gross profit was $9,110 for the six months ended June 30, 2010, compared to $8,713 for the six months ended June 30, 2009, an increase of $397 or 5%, resulting in a gross margin of 30% for the six months ended June 30, 2010, up from 20% for the six months ended June 30, 2009. The increase in our gross margin is the result of a shift in our overall product and service mix from lower margin product and infrastructure sales and related hardware resales, as we continue to emphasize higher margin consulting and professional services, which benefited our Healthcare segment as the industry demonstrated a focus on EMR assessment and implementation projects and our Commercial segment benefited from customers evaluating and initiating SCM solutions. We continue to experience downward pressure on our gross margin from the sale of infrastructure and third-party hardware. Consistent with our overall strategic plan, we continue to migrate the business toward an overall greater mix of solutions that include consulting and other professional services.

Selling, general and administrative expenses

Our selling, general and administrative expenses were $11,621 for the six months ended June 30, 2010, compared with $15,411 for the six months ended June 30, 2009, a decrease of $3,790, or 25%.  Selling expenses were $4,421 for the six months ended June 30, 2010, compared with $5,653 for the six months ended June 30, 2009, a decrease of $1,232, or 22%.  The decrease in our selling expenses for the comparable period was primarily attributable to lower salary expense, benefits, commissions and recruiting related costs resulting from staffing reductions and other cost control measures.  General and administrative expenses were $5,685 for the six months ended June 30, 2010, compared with $8,278 for the six months ended June 30, 2009, a decrease of $2,593, or 31%.  The decrease in our general and administrative expenses for the comparable period was primarily attributable to a reduction in salary expense, including consultants training expense, benefits and travel costs, and lower marketing expenses.

Our depreciation and amortization expense, included with selling, general and administrative expenses discussed above, decreased to $873 for the six months ended June 30, 2010 from $950 for the six months ended June 30, 2009, a decrease of $77 or 8%, as the result of fewer purchases of capitalized assets required to run our business, such as laptop computers, servers and communication equipment.

Our stock based compensation expense, included with selling, general and administrative expenses discussed above, increased to $642 for the six months ended June 30, 2010 from $530 for the six months ended June 30, 2009, a increase of $112 or 21%. The increase is primarily the result of granting options in the first quarter of 2010.

Interest expense

Our interest expense was $2,263 for the six months ended June 30, 2010, compared to $2,334 for the six months ended June 30, 2009, a decrease of $71 or 3%. The decrease in interest expense is a result of the restructuring of our debt with Hercules in the fourth quarter of 2009 offset by additional borrowings in February and April 2010, and the default interest rate imposed in April 2010, We expect our interest expense will increase in future quarters. See “Liquidity and Capital Resources” below.

Net loss

Our net loss was $2,251 for the six months ended June 30, 2010 compared with a net loss of $9,451 for the six months ended June 30, 2009, a decrease of $7,200 or 76%. The decrease in our net loss was primarily due to our continued efforts to reduce our selling, general and administrative costs through a variety of cost-cutting measures and an increase in gross profit as we continue to transition from infrastructure hardware sales to higher margin professional and consulting services in our role as a comprehensive solutions provider. In the six months ended June 30, 2010, our net loss included a gain on sale of patents of $1,863 and a gain of $764 for the fair value adjustment of our derivative liabilities. During the six months ended June 30, 2010, our warrants were reclassified from warrant liability to equity upon meeting the criteria for equity classification in accordance with GAAP. The charge to earnings was based upon the change in fair value at the end of each reporting period or at the date the warrants qualified for equity treatment offset by change in assumptions that impacted the warrant liability value at December 31, 2009 that was reflected in the first quarter of 2010.

Liquidity and capital resources

At June 30, 2010, we had cash and cash equivalents of $2,384, compared to $1,018 at December 31, 2009. Historically, we have funded our operating losses primarily through the private sale of equity securities and through current and long term debt and working capital. At June 30, 2010, our total liabilities were $40,945 and were comprised mostly of term debt, borrowings outstanding under our credit line, notes due to sellers related to prior acquisitions, and outstanding accounts payable. Net cash used in operating activities for the six months ended June 30, 2010 was $4,536, related to interest payments on our borrowings and other operating expenses. Net cash provided by investing activities was $1,912 for the six months ended June 30, 2010, primarily from proceeds from the sale of a non-essential patent. Net cash provided by financing activities was $3,990 for the six months ended June 30, 2010, primarily due to increased borrowings under our Amended Loan Agreement with Hercules.

Given the amount of our current cash and cash equivalents, and accounts receivable, we believe that we will have sufficient liquidity to meet our short-term operating cash flow needs. We have, however, substantial liquidity requirements related to the repayment of a seller note in the amount of approximately $4,440 that comes due on September 30, 2010, our revolving line of credit under our Amended Loan Agreement with Hercules, and earn out payment obligations from past acquisitions. We do not currently expect to generate sufficient cash flow from operations to fund those obligations. We have undertaken a series of actions to reduce costs and have explored potential sources of financing and other strategic initiatives. On February 10, 2010, Hercules sent us a letter notifying us of an event of default because our borrowings under the revolving credit facility exceeded our borrowing base. Hercules has not chosen to accelerate our obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies under Amended Loan Agreement. We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations. Even without acceleration of our obligations to Hercules and even with the restructuring of our debt with Hercules on November 20, 2009, subsequent additional borrowings from Hercules in February and April 2010 and the sale of a patent in June 2010, we continue to believe that we need to restructure our debt, pursue additional debt and equity financing, complete one or more strategic transactions, and continue further cost control actions to meet our liquidity needs. Our continued operations are dependent on our ability to implement those plans successfully. If we fail to do so, we may not be able to continue as a going concern. For a discussion of our plans with respect to these matters, see “Going Concern.”

Senior indebtedness

On May 1, 2008, we and our subsidiaries entered into a loan and security agreement with Hercules (“Loan and Security Agreement”), which provided us with a revolving credit facility and a term loan facility. The Loan and Security Agreement was subsequently amended in November 2008 and May 2009, and we entered into a forbearance agreement with respect to certain defaults under the Loan and Security Agreement in July 2009, and we entered into five amendments to the forbearance agreement over the course of August through October 2009. In connection with the Hercules Restructuring that closed on November 20, 2009, we entered into the Amended Loan Agreement with Hercules, which amended and restated the Loan and Security Agreement. The description of the Amended Loan Agreement below reflects the terms in place since November 20, 2009, as amended on February 19, 2010 (to provide the Equipment Loan), April 6, 2010 (to issue Term Loan C) and June 18, 2010 (to facilitate sale of a patent).

Under the Amended Loan Agreement, our indebtedness to Hercules consists of three term loans and an Equipment Loan aggregating approximately $14,600 and a revolving credit facility of $12,000, of which $8,097 was outstanding at August 3, 2010. The revolving credit facility expires on May 1, 2011, but may be extended at our option for six months if there is no existing event of default. Any advances under the revolving credit facility bear interest initially at 12.0% per annum until the term loans, as described below, are repaid in full, when the interest rate on outstanding advances will be prime plus 4%. Borrowings under the revolving credit facility are based on eligible accounts receivables, including an over advance provision of up to $500, which will be due 28 days after the over advance is drawn. On June 30, 2010, Hercules advanced us an additional $1,500, which was applied to the outstanding balance of our revolving line of credit and was provided as an extension above our eligible borrowing base. Over advances bear interest at 15% per annum.

The term loans are comprised of a $5,500 term loan due on November 1, 2013 (“Term Loan A”), a $5,000 convertible term loan due on November 1, 2014 (“Term Loan B”), and a $1,350 convertible term loan due on April 1, 2013 (“Term Loan C”). Principal amortization on Term Loan A begins on December 1, 2010. Term Loan B may be converted into shares of our common stock at a price of $1.8575 per share at Hercules’ option, or automatically if the 90-day value weighted adjusted trading price of our common stock exceeds five times the conversion price. Term Loan B also has a mandatory conversion feature and we have the right to pay a portion of the conversion amount in cash plus applicable fees, interest and other charges instead of shares of common stock under certain circumstances. If not converted, the principal balance on Term Loan B is due November 2014. Term Loan C may be converted into shares of our common stock at a price of $3.276 per share at Hercules’ option. If not converted, the principal balance of Term Loan C is due April 2013.

Term Loan A bears interest at (i) 12% per annum for the first year, (ii) 18% per annum for the next year, and (iii) 15% thereafter. All interest on Term Loan A is payable in cash monthly commencing December 1, 2009. Term Loan B bears interest at (i) 14.5% per annum for the first year, (ii) 20.5% per annum for the next year, and (iii) 17.5% thereafter. A portion (2.5%) of the interest rate on Term Loan B is to be “paid in kind” (“PIK”) compounded monthly. The balance of the interest on Term Loan B is payable in cash monthly commencing December 1, 2009. Hercules also has the option, in its sole discretion, to require any and all interest on Term Loan B to be paid in cash, PIK or in shares of our common stock. The number of shares into which accrued interest will be converted will be determined based on 70% of the adjusted 60-day average trading price of our common stock on the date of Hercules’ election to convert the interest into shares. In the event Term Loan A or Term Loan B is prepaid, a prepayment charge on the principal prepaid is 5% if prepaid during the first 12 months, 3% if prepaid during the next 12 months and 1% thereafter will be due, provided that, if Term Loan A or Term Loan B is prepaid during the first 12 months and there is then no event of default, Hercules will waive the prepayment charge on both term loans. Term Loan C bears interest at a rate of 8% per annum and, at the discretion of Hercules, is payable either in cash or PIK.  Interest is payable monthly commencing on May 1, 2010. We may prepay Term Loan C without incurring a prepayment penalty charge.

On February 19, 2010, Hercules provided us with an Equipment Loan allowing us to request up to $3,000 in borrowings for use in purchasing equipment.  We could borrow in minimum increments of $250 under the Equipment Loan, subject to valid, verified purchase orders acceptable to Hercules from suppliers approved by Hercules in its sole discretion.  In connection with any advances, we are charged a fee of 3% of the purchase price identified in the relevant purchase orders. All customer receipts related to sales of products financed by the Equipment Loan are placed in a lockbox account under the exclusive control of Hercules and customer receipts are applied first to payment of the Equipment Loan fee, second, to the outstanding principal on the Equipment Loan and third, to all other obligations existing under the Equipment Loan. After such application, the excess in the lockbox account will be returned to us, unless an event of default exists or could reasonably be expected to exist, in which case, Hercules may apply the excess in the lockbox account to any obligation under the Amended Loan Agreement. The Equipment Loan bears interest at a rate of 1.5% per month and Hercules’ commitment to make additional equipment advances terminated on June 30, 2010, which was extended from the original commitment termination date of April 30, 2010. At June 30, 2010, we had an outstanding balance of $2,250 under this facility.

On April 6, 2010, we entered into Amendment No. 2 (“Amendment 2”) to the Amended Loan Agreement with Hercules. Pursuant to Amendment 2, Hercules funded Term Loan C in an original principal amount of $1,350. The proceeds of Term Loan C were used to repay outstanding over advances under the revolving credit facility. Interest on Term Loan C accrues at a rate of 8% per annum and, at the discretion of Hercules, is payable either in cash or in kind by adding the accrued interest to the principal of Term Loan C. All principal outstanding on Term Loan is due and payable on April 1, 2013. Term Loan C may be converted into shares of our common stock at a price of $3.276 per share at any time at Hercules’ option. We may prepay Term Loan C without incurring a prepayment penalty charge. We also entered into a registration rights agreement with Hercules whereby it agreed to register the shares underlying Term Loan C and certain interest that may be paid in shares.

Amendment 2 also amended the interest payment options under Term Loan B such that Hercules now has the option, in its sole discretion, to require any and all interest on Term Loan B to be paid in cash, in kind or in shares of our common stock. The number of shares into which accrued interest will be converted will be determined based on 70% of the adjusted 60-day average trading price of our common stock on the date of Hercules’ election to convert the interest into shares.

Amendment 2 also amended the default interest payment options under the Amended Loan Agreement. Whereas prior to Amendment 2, default rate interest was payable in cash or in kind by adding the accrued interest to the outstanding principal amount, pursuant to Amendment 2, Hercules now has the option to elect to have default rate interest paid in cash, in kind or in shares of our common stock. All default rate interest paid in kind will be added to the outstanding principal amount on Term Loan B, notwithstanding on which loan the interest has accrued. If Hercules elects to have default rate interest paid in shares, the number of shares into which such accrued default rate interest will be converted will be determined based on 70% of the adjusted 60-day average price on the date of Hercules’ election to convert the interest into shares.

The Amended Loan Agreement contains certain negative covenants and other stipulations associated with the arrangement, including covenants that restrict our ability to incur indebtedness, make investments, make payments in respect of our capital stock, including dividends and repurchases of common stock, sell or license our assets, and engage in acquisitions without the prior satisfaction of certain conditions. Additionally, the Amended Loan Agreement contains the following financial covenants (i) minimum consolidated adjusted EBITDA measured on a three month rolling basis as of the last day of each month of between $150 and $2,000, until December 31, 2011 and thereafter when $3,000 of consolidated adjusted EBITDA is required, (ii) maximum leverage ratio measured on a rolling twelve month basis as of the last day of each fiscal quarter commencing June 30, 2010 of 6.0 to 1.0 decreasing to 1.5 to 1.0 by the quarter ending June 30, 2012, (iii) minimum consolidated fixed charge coverage ratio measured on a rolling twelve month basis as of the last day of a fiscal quarter commencing June 30, 2010 of 0.75 to 1.0 increasing to 2.0 to 1.0 by the quarter ending June 30, 2012, and (iv) at least $1,000 in unrestricted cash at all times.  Failures to maintain the financial covenants, as well as certain other events, are events of default under the Amended Loan Agreement. Upon an event of default under the Amended Loan Agreement, Hercules may opt to accelerate and demand payment of all or any part of our obligations.

We were assessed a transaction fee of $450 in connection with the Hercules Restructuring, which is payable in 12 equal monthly installments beginning in April 2010. The outstanding balance is included in accrued expenses on the accompanying balance sheet at June 30, 2010. Our obligations under the Amended Loan Agreement are secured by all of our personal property, including all of our equity interests in our respective subsidiaries.

On February 10, 2010, Hercules sent us a letter notifying us of an event of default because our borrowings under the revolving credit facility exceeded our borrowing base as of February 5, 2010 and charging us default interest of an additional 3% to the applicable regular interest rate for the period starting February 5, 2010. Events of default are continuing and default rate interest will be payable monthly on the same date as regular interest unless Hercules chooses to demand payment of default interest on another date. Under the terms of our Amended Loan Agreement late fees are equal to 5% of the past due amount and default rate interest is equal to the applicable regular interest rate plus 3%. Hercules may elect to have default rate interest paid in cash, in kind or in shares of our common stock. All default rate interest paid in kind will be added to the outstanding principal amount on Term Loan B, notwithstanding on which loan the interest has accrued. If Hercules elects to have default rate interest paid in shares, the number of shares into which such accrued default rate interest will be converted will be determined based on the adjusted 60-day average trading price of our common stock on the date of Hercules’ election to convert the interest into shares.

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

As a result of the event of default and our noncompliance with the minimum EBITDA requirement, total leverage ratio and fixed charge coverage ratio required under the Amended Loan Agreement, we are prohibited from satisfying our earn out obligations related to our acquisition of the assets of Healthcare Informatics Associates, Inc. (“HIA”) and Delta Health Systems, Inc. We also have a seller note to HIA that is payable on September 30, 2010. If we are in default under our indebtedness to Hercules at September 30, 2010, we will not be permitted to repay the seller note at the date. We are in discussions with HIA about modifying the earn out payment and the seller note.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about an entity’s use of fair value measurements. Among these requirements, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for us for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on our consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for us for interim and annual reporting periods beginning after December 31, 2010. We do not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal. Our funds are currently held in checking accounts and money market funds which do not subject us to risk of a loss of principal due to changes in prevailing interest rates and from time to time, in a portfolio of cash and cash equivalents that include investments in investment-grade securities, such as commercial paper, money market funds, government debt securities and certificates of deposit with maturities of less than nine months. Some of these securities may be subject to market risk due to changes in prevailing interest rates, which may cause fluctuations in market value. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

The fair value of our cash and cash equivalents at June 30, 2010, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our investment portfolio is not material.

The carrying value of our long-term debt at June 30, 2010 approximated its fair value. Advances under our revolving credit facility bear interest initially at 12% per annum until our term loans are repaid in full, at which time the interest rate on the outstanding advances will be prime plus 4%.  Interest rates under our four term loans range between 8% and 23% over the next several years (including the default interest rate).  Because our interest rates are fixed, an increase in market rates of interest will not impact our annual interest expense until the term loans are repaid.

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

b)              Changes in internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in SEC Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are designed to: (1) maintain records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

In connection with its audit of our consolidated financial statements for the period ended December 31, 2009, our independent registered public accounting firm at such time, McGladrey & Pullen, LLP, identified a material weakness in internal control related to our accounting for the Hercules Restructuring.  Specifically, our independent registered public accounting firm found that we failed to properly apply the Debt Topic of the FASB Accounting Standards Codification and failed to timely make certain material adjustments required in connection with the Hercules Restructuring, including recording a $6,777 loss on debt extinguishment and a $4,294 increase in additional-paid-in-capital.

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

•      continuing to utilize professional services firms to assist with accounting and financial reporting; and

•      maintaining increased management oversight of accounting and reporting functions in the future.

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

Item 1A.              Risk Factors

The risks and uncertainties described below are in addition to those included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations.

Our stock may be delisted from The Nasdaq Capital Market if we do not maintain certain levels of stockholders’ equity, market value of listed securities, or net income from continuing operations.

Our common stock is listed on The Nasdaq Capital Market, which imposes, among other requirements, a requirement that a listed company maintain either a minimum of $2,500 in stockholders’ equity, a minimum of $35,000 of market value of listed securities, or net income from continuing operations of at least $500 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. On August 19, 2009, we received a letter from Nasdaq, notifying us that we were not in compliance with these requirements. On October 30, 2009, we received notice that Nasdaq granted our request for an extension to regain compliance with these requirements. We had until November 20, 2009 to regain such compliance. On November 25, 2009, we received notice from Nasdaq that we had regained compliance with the $2,500 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, but noting that Nasdaq would continue to monitor our compliance with this listing rule, and that, if at the time of our next periodic report we did not evidence compliance, we might be again subject to delisting.  On April 20, 2010, we received a new staff determination letter from Nasdaq regarding our non-compliance with the Nasdaq continued listing standards.  At December 31, 2009, our stockholders’ deficit of $2,544 again was below Nasdaq’s minimum stockholders’ equity requirement. The Nasdaq staff determined to delist our common stock on April 29, 2010 unless we requested a hearing before a Nasdaq Listing Qualifications Panel (“Panel”) on or before April 27, 2010.  On April 27, 2010, we requested a hearing before the Panel and, as a result, our common stock remained listed on Nasdaq pending the issuance of a decision by the Panel following the hearing, which took place on June 10, 2010.  On July 8, 2010, we received a letter from Nasdaq stating that the Panel granted our request for continued listing on the Nasdaq Stock

Market subject to several conditions including, among other things, the occurrence of certain events, which may include restructuring our debt, pursuing additional debt and equity financing and completing one or more strategic transactions, by August 15, 2010, and our ability to regain compliance with all the requirements for continued listing on Nasdaq by October 18, 2010.  In connection with the conditions set by NASDAQ, on August 13, 2010, the original principal of Term Loan B was converted into shares of our common stock (for more information, see Item 1, Financial Statements, Note P—Subsequent Events).  This extension represents the maximum length of time that a Nasdaq Hearings Panel may grant to regain compliance under the Nasdaq Listing Rules and, while we are diligently taking steps to comply with the conditions of the Panel decision, there can be no assurances that we will be able to do so.  A delisting of our common stock from Nasdaq could adversely affect the market liquidity of our common stock and cause the market price of our common stock to decrease and could also adversely affect our ability to obtain financing for our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.  If our common stock is delisted we may seek to have our stock quoted on the Pink OTC Market (also known as the “Pink Sheets”) or trade on the OTC Bulletin Board, however, there can be no assurance that we will be successful in such efforts.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Reserved

Item 5.                       Other Information

None.

Item 6.                       Exhibits

Exhibit No.	Description

4.1

Amendment No. 3, dated as of June 18, 2010, to the Amended and Restated Loan and Security Agreement, dated as of November 20, 2009, as amended, by and among InfoLogix, Inc., InfoLogix Systems Corporation, Embedded Technologies, LLC, Opt Acquisition LLC and InfoLogix-DDMS, Inc., as Borrowers and Hercules Technology Growth Capital, Inc., as Lender.+

10.1	Patent Purchase Agreement by and among Embedded Technologies, LLC and Intellectual Ventures Fund 68 LLC dated as of June 3, 2010.+

10.2	Letter Agreement dated June 28, 2010 amending the Registration Rights Agreement dated as of April 6, 2010 by and between Hercules Technology Growth Capital, Inc. and Infologix, Inc. +

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

(*)             Filed herewith.

(+)             Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on August 16, 2010.

INFOLOGIX, INC.

By:	/s/ David T. Gulian
David T. Gulian
President and Chief Executive Officer

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and Principal Accounting Officer