Form 10-Q
period 2010-09-30
InfoLogix Inc
filed 2010-11-15
CIK 1315320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended  September 30, 2010

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date

Class	Outstanding at November 11, 2010
Common Stock, $0.00001 par value per share	6,428,694 Shares

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

INFOLOGIX, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152	$1,018
Accounts and other receivables (net of allowance for doubtful accounts in the amount of $81 and $2 as of September 30, 2010 and December 31, 2009, respectively)	8,589	14,158
Unbilled revenue	897	252
Inventory	2,892	1,089
Inventory deposits	532	—
Prepaid expenses and other current assets	821	674
Total current assets	13,883	17,191
Property and equipment, net	413	600
Intangible assets, net	6,288	7,343
Goodwill	10,907	10,337
Deferred financing costs	228	471
Total assets	$31,719	$35,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,865	$7,624
Line of credit	8,013	7,559
Current portion of notes payable	13,303	12,336
Current portion of capital lease obligations	51	81
Accrued expenses	2,952	3,150
Accrued earn out payable	2,528	1,958
Deferred revenue	477	1,690
Other liabilities	31	276
Total current liabilities	33,220	34,674
Notes payable, net of current maturities	164	231
Capital lease obligations, net of current maturities	83	114
Derivative liabilities	442	2,762
Deferred income taxes	767	592
Other liabilities	—	113
Total liabilities	34,676	38,486
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $.00001; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.00001; authorized 100,000,000 shares; issued and outstanding 6,428,694 shares and 3,722,156 shares at September 30, 2010 and December 31, 2009, respectively	—	—
Additional paid in capital	44,504	38,132
Accumulated deficit	(47,461)	(40,676)

Total stockholders’ deficit	(2,957)	(2,544)

Total liabilities and stockholders’ deficit	$31,719	$35,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenues	$12,001	$22,345	$42,237	$65,568
Cost of revenues	9,605	16,399	30,731	50,909

Gross profit	2,396	5,946	11,506	14,659

Selling, general and administrative expenses	5,891	6,534	17,512	21,945
Gain on sale of intangible assets	—	—	(1,863)	—

Operating income (loss)	(3,495)	(588)	(4,143)	(7,286)

Interest expense	(1,231)	(1,469)	(3,494)	(3,803)
Interest income	—	2	—	17
Loss on extinguishment of debt	—	—	—	(420)
Gain on fair value of derivative liabilities	276	—	1,040	—

Loss before income tax expense	(4,450)	(2,055)	(6,597)	(11,492)
Income tax expense	(83)	(7)	(188)	(21)

Net loss	(4,533)	$(2,062)	$(6,785)	$(11,513)

Loss per share - basic and diluted	$(0.87)	$(2.00)	$(1.82)	$(11.21)

Weighted average shares outstanding - basic and diluted	5,180,667	1,030,365	3,728,016	1,027,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net cash used in operating activities	$(6,629)	$(866)

Investing activities:
Acquisition of property, software and equipment	(134)	(411)
Proceeds from sale of patent	1,980	—
Net cash provided by (used in) investing activities	1,846	(411)

Financing activities:
Proceeds from employee stock purchases	—	65
Proceeds from issuance of warrants	—	78
Payment of deferred financing costs	(68)	(90)
Repayment of long-term debt and capital leases	(173)	(263)
Proceeds from Equipment Loan	2,250	—
Proceeds from Term Loan C	1,350	—
Net borrowings from line of credit	558	46
Net cash provided by (used in) financing activities	3,917	(164)

Net decrease in cash and cash equivalents	(866)	(1,441)

Cash and cash equivalents at beginning of period	1,018	3,037

Cash and cash equivalents at end of period	$152	$1,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFOLOGIX, INC.

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(in thousands, except per share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2010	3,722,156	$—	$38,132	$(40,676)	$(2,544)
Stock based compensation	—	—	918	—	918
Fractional shares resulting from reverse stock split	(55)	—	—	—	—
Warrant exercise	14,803	—	—	—	—
Allocated finance costs	—	—	12	—	12
Beneficial conversion feature associated with convertible debt	—	—	945	—	945
Adjustment of convertible debt discount (see Note O)	—	—	(2,514)	—	(2,514)
Reclassification of warrant liability	—	—	2,818	—	2,818
Conversion of Term Loan B	2,691,790		4,193		4,193
Net loss	—	—	—	(6,785)	(6,785)
Balance, September 30, 2010	6,428,694	$—	$44,504	$(47,461)	$(2,957)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFOLOGIX, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share information)

NOTE A—Nature of Business, Basis of Presentation and Liquidity

Nature of business

InfoLogix, Inc. and its subsidiaries (collectively, the “Company”) provide enterprise mobility solutions for the healthcare and commercial markets. The Company’s solutions are designed to allow the real time usage of data throughout an enterprise in order to enhance workflow, improve customer service, increase revenue and reduce costs.  The solutions combine products and services, including consulting, business software applications, mobile managed services, mobile devices, and wireless infrastructure.

On November 20, 2009, the Company completed a restructuring transaction with Hercules Technology Growth Capital, Inc. (“Hercules”) and Hercules Technology I, LLC (“HTI”), a wholly-owned subsidiary of Hercules, pursuant to which $5,000 of the Company’s outstanding debt was converted into shares of common stock and a warrant to purchase shares of the Company’s common stock, and the remaining outstanding debt with Hercules was otherwise restructured (the “Hercules Restructuring”).  As a result of the Hercules Restructuring, the Company experienced a change in control and under the terms of the Debt Conversion Agreement, HTI has certain corporate governance and other rights with respect to the Company. See Note G.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted  in the United States for interim financial reporting and with the instructions for Form 10-Q and Article 10 of Regulation S-X. They do not include all of the disclosures normally made in the consolidated financial statements contained in the Company’s Annual Report on Form 10-K. In management’s opinion, all adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal and recurring nature. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009 should be read in conjunction with these condensed consolidated financial statements.  Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Liquidity

The accompanying financial statements for the three and nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates continuing operations, securing additional debt or equity financing, restructuring existing debt, effecting one or more strategic transactions, and realizing assets and liabilities in the ordinary course of business. However, the Company has incurred significant net losses from 2006 through the third quarter of 2010, including a net loss in the first nine months of 2010 of $6,785. The Company’s losses are attributable to its transition over the last several years from being primarily a seller of infrastructure and hardware to becoming a provider of comprehensive enterprise mobility solutions, its shift from supplying mobile workstations to launching a new product and related technology, tightened credit terms with the Company’s vendors, and the difficult economic conditions under which it continues to operate.

As a result of the Company’s capital and debt structure and recurring losses, it has substantial near-term liquidity requirements related to the repayment of the equipment loan, term loans and the revolving line of credit that are currently due as a result of default and earn out payments for past acquisitions. The Company also is currently in default under a promissory note issued to a seller in connection with an acquisition and is in discussions with the holder.  As of  September 30, 2010, the Company has a working capital deficit of $19,337. The Company does not currently expect to generate sufficient cash flow from operations to fund those obligations. As a result, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. See Note P for debt transactions in October 2010.

The Company has undertaken a series of actions to reduce costs and is actively pursuing various initiatives to continue as a going concern and provide for its future success. The Company’s plan to improve liquidity contemplates additional cost control measures and may also include additional financing, further restructuring of its debt and effecting one or more strategic transactions. The Company’s ability to implement these plans successfully is dependent on the Company’s ability to execute on its transition to a new line of mobile workstations and on many circumstances outside of its direct control, including, the general economic conditions and the financial strength of its customers. The Company has increased it borrowings from its lender, Hercules, a number of times over the past nine months, and any additional financing the Company is able to secure will likely be subject to a number of conditions and involve additional costs. In addition, the Company’s common stock was delisted from trading on The Nasdaq Stock Market as a result of the Company’s failure to meet continued listing requirements of Nasdaq.  Although the Company’s stock is quoted on the electronic quotation service for securities traded over-the-counter, the delisting could have an adverse affect on the Company’s ability to obtain financing.  As a consequence and given the current negative conditions in the economy generally and the credit markets in particular, there is uncertainty as to whether the Company will be able to generate sufficient liquidity to meet its working capital needs, to repay its outstanding debt and to make its earn out payments. If the Company is unable to improve its liquidity position, it may not be able to continue as a going concern.

NOTE B—Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, which amends Accounting Standards Codification (“ASC”) 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (a) the nature of an entity’s credit risk associated with its financing receivables and (b) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The guidance is effective for the first reporting period beginning after December 15, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about an entity’s use of fair value measurements. Among these requirements, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company’s consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 provides additional guidance on the accounting for revenue recognition for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations, or cash flows of the Company.

NOTE C—Inventory

Inventory consists of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
Finished goods	$2,892	$1,009
Work in progress	—	80

Total inventory	$2,892	$1,089

Inventory deposits of $532 at September 30, 2010 represent amounts paid to date to vendors as advances on future purchases of power management systems inventory and are not included in the table above.

NOTE D—Intangible assets

Intangible assets consist primarily of non-contractual customer relationships, sales contracts, patents, technology and trademarks and trade names. Intangible assets that have a definite life are amortized on a straight—line basis over their estimated useful lives or contract periods, generally ranging from 2 to 16 years.

Intangible assets at September 30, 2010 and December 31, 2009 consist of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
Patents	$2,696	$2,824
Computer software	2,146	2,063
Developed technology	890	890
Customer lists	4,285	4,285
Non compete agreements	289	289
Trademarks and trade names	1,471	1,469
	11,777	11,820
Less accumlated amortization	(5,489)	(4,477)

Total net intangible assets	$6,288	$7,343

In June 2010, the Company completed the sale of a U.S. and corresponding Korean patent that it believes is not essential to its business, for $2,200, providing net proceeds of $1,980 after commissions. The Company has retained a worldwide, non-exclusive, royalty-free license to use the technology covered by the patent for all of its current and future products. In connection with this sale, the Company recorded a gain of $1,863 during the nine months ended September 30, 2010.

Amortization expense for the three months ended September 30, 2010 and 2009 was $304 and $365, respectively, and $983 and $1,094 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE E—Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of businesses acquired. In conjunction with the acquisition of substantially all of the assets of Delta Health Systems, Inc. (“Delta”) in May 2008, the Company entered into an earn out agreement with Delta in which Delta is eligible to earn additional consideration in the subsequent two year period after the closing of the transaction. During the three months ended September 30, 2010 and the nine months ended September 30, 2010, the Company recorded additional goodwill of $70 and $570, respectively, pursuant to the earn out agreement.

NOTE F—Customer and Vendor Concentrations

For the three and nine months ended September 30, 2010, there were no individual customers that comprised 10% or more of net revenues.

For the three and nine months ended September 30, 2009, there was one customer that represented approximately 13% and 19%, respectively, of net revenues and 17% of net accounts receivable at September 30, 2010.

For the three months ended September 30, 2010 and 2009, the Company had one and three vendors, respectively, that individually comprised 12% and 57%, respectively, of the cost of sales.  For the nine months ended September 30, 2010 and 2009, the Company had two vendors that comprised 26% and 53%, respectively, of the cost of sales.

NOTE G—Debt

On May 1, 2008, the Company entered into a loan and security agreement with Hercules (“Loan and Security Agreement”), which provided the Company with a revolving credit facility and a term loan facility.  The Loan and Security Agreement was subsequently amended in November 2008 and May 2009, and the Company and Hercules entered into a forbearance agreement with respect to certain defaults under the Loan and Security Agreement in July 2009, and the parties entered into five amendments to the forbearance agreement over the course of August through October 2009.  In connection with the Hercules Restructuring that closed on November 20, 2009, the Company entered into an amended loan agreement with Hercules (“Amended Loan Agreement”), which amended and restated the Loan and Security Agreement. The Hercules Restructuring also provided the Company with up to $5,000 in additional availability under a revolving credit facility with Hercules. In connection with the Hercules Restructuring, the Company entered into a Debt Conversion Agreement with HTI (“Debt Conversion Agreement”), pursuant to which HTI exchanged $5,000 in existing indebtedness for (i) 2,691,790 shares of common stock, and (ii) a warrant to purchase 672,948 shares of common stock. The description of the Amended Loan Agreement below reflects the terms in place since November 20, 2009, and as amended on February 19, 2010, April 6, 2010 and June 18, 2010.  At September 30, 2010, the Company’s indebtedness to Hercules consisted of a $5,500 term loan (“Term Loan A”), a $760 convertible note (“Term Loan B”), a $1,350 convertible note (“Term Loan C”), a $12,000 revolving line of credit facility, of which $8,117 was outstanding at September 30, 2010, and an equipment loan with an outstanding balance of $2,201 (“Equipment Loan”). The Company entered into an amendment to the Amended Loan Agreement on October 28, 2010 (See Note P).

Term Loan A has a 48-month term, with principal amortization of approximately $153 per month beginning December 1, 2010.  The outstanding principal balance on Term Loan A bears interest payable monthly at 12% per annum for the initial year; 18% per annum for the subsequent twelve months and 15% per annum thereafter.

Term Loan B has a 60-month term and can be converted, at Hercules’ option or automatically if the 90 day value weighted adjusted trading price exceeds five times the conversion price, into shares of the Company’s common stock at $1.8575 per share. If not converted, the outstanding principal balance of Term Loan B is due on November 1, 2014. The outstanding principal balance on Term Loan B bears interest at 14.5% per annum for the initial twelve months following closing of the arrangement; 20.5% per annum for the subsequent twelve months and 17.5% per annum thereafter. A portion (2.5%) of the interest rate on Term Loan B is to be “paid in kind” (“PIK”) compounded monthly. Pursuant to Amendment 2, as discussed below, Hercules has the option, at its sole discretion, to require any and all interest on Term Loan B to be payable in cash, paid in kind (“PIK”) or in shares of common stock of the Company. If Hercules elects to be paid in shares, the number of shares into which accrued interest will be converted will be determined based on 70% of the adjusted 60-day average trading price of the Company’s common stock on the date of Hercules’ election to convert the interest into shares. On August 13, 2010, Hercules converted $5,000 of the aggregate principal amount of Term Loan B at the conversion price of $1.8575 per share, for an issuance of 2,691,790 shares of the Company’s common stock. In accordance with ASC 470, the Company reclassified the unamortized deferred financing costs of $75 and the unamortized debt discounts of $732 associated with the converted amount to equity. The remaining carrying amount of the debt converted of $4,193 was recorded to additional paid-in capital upon conversion.  As a result of the conversion, the principal balance at September 30, 2010 of $760 represents PIK interest that was not converted. Hercules continues to have the ability to convert the outstanding principal balance into shares of the Company’s common stock. Both Term Loans A and B will be assessed a prepayment charge between 1% and 5% of the total term loan commitment depending on when paid.

The revolving credit facility expires on May 1, 2011, but may be extended at the Company’s option for six months if there is then no existing event of default. Any advances under the revolving credit facility bear interest initially at 12% per annum until the Term Loans are repaid in full, at which time the interest rate on outstanding advances will be prime plus 4%. The borrowing capacity under the revolving credit facility is limited to the lesser of the maximum availability or 85% of the Company’s eligible accounts receivable as defined in the Amended Loan Agreement. Borrowings under the revolving credit facility include an over advance provision of up to $500, which will be due 28 days after the over advance is drawn. Over advances bear interest at 15% per annum. On September 13,

2010, Hercules advanced to the Company an additional $500 (See Note P), which was subsequently paid with the proceeds of Term Loan D. The advance increased the outstanding indebtedness on the revolving line of credit to $8,117, and was provided as an extension above the Company’s eligible borrowing base. The revolving credit facility is reflected on the balance sheet net of unamortized debt discount of $104 (see Note O).

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

Term Loan C conversion rights are considered a beneficial conversion feature as they were in the money on the commitment date. In accordance with ASC 470-20, “Debt with Conversion and other Options,” the Company separately accounted for the liability and equity components of this instrument by allocating the proceeds from issuance of the instrument between the liability component and the conversion option. The value ascribed to the beneficial conversion option, $945, was based upon the intrinsic value of the option on the commitment date and was reported as a debt discount. The debt discount is being amortized as additional interest expense over the instrument’s expected life.

In connection with Amendment 2, the Company entered into a registration rights agreement with Hercules and subsequent letter agreement whereby the Company agreed to file a shelf registration statement with the SEC covering the resale of the shares of common stock that may be issued to Hercules upon the conversion of Term Loan C or in payment of default rate interest with respect to the revolving credit facility, Term Loan A, Term Loan B, Term Loan C and the Equipment Loan.  The Company has agreed to use its best efforts to have the registration statement declared effective by the SEC no later than September 30, 2010, subject to a 60 day extension in the event of SEC review.  As of September 30, 2010, the Company has not filed the contemplated registration statement.

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

Under the terms of the Amended Loan Agreement, late fees are equal to 5% of the past due amount and default rate interest is equal to the applicable regular interest rate plus 3%. Hercules may elect to have default rate interest payable in cash, in kind or in shares of the Company’s common stock. All default rate interest paid in kind will be added to the outstanding principal amount on Term Loan B, notwithstanding on which loan the interest has accrued. If Hercules elects to have default rate interest paid in shares, the number of shares into which such accrued default rate interest will be converted will be determined based on the adjusted 60-day average price discounted by 30%, on the date of Hercules’ election to convert the interest into shares.

In conjunction with Hercules ability to elect to have default interest paid in shares at a discounted price, the Company recorded additional debt discount and an embedded derivate liability totaling $748 at April 6, 2010, as further discussed in Note N. The debt discount was determined based on the fair value of this embedded derivate and was allocated to Term Loans A, B and C. The debt discount is being amortized to interest expense using the effective interest method over the expected life of the related loan.

On February 10, 2010, Hercules sent the Company a letter notifying the Company of an event of default as of February 5, 2010 and charging the Company a default interest rate of an additional 3% to the applicable regular interest rate for the period starting February 5, 2010. Events of default are continuing and default rate interest will be payable monthly on the same date as regular interest unless Hercules chooses to demand payment of default interest on another date. As of September 30, 2010, the Company was not in compliance with the borrowing base requirement related to the revolver, the minimum cash and EBITDA requirement, Total Leverage Ratio and Fixed Charge Coverage ratio. As a result of the above defaults, all balances outstanding under the Amended Loan Agreement at September 30, 2010 have been classified as current in the accompanying consolidated balance sheet.  Hercules has not chosen to accelerate the Company’s obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies. The Company does not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on the Company’s liquidity, business, financial condition and results of operations.

In September 2007, the Company issued a convertible promissory note (the “Note”) to Healthcare Informatics Associates, Inc. (“HIA”) for $3,500 as part of the consideration for the acquisition of HIA. The Note bears interest at a rate of 9% per annum, which compounds annually, from the date of the Note until the principal amount is paid in full. The outstanding unpaid principal amount of the Note is convertible at the option of HIA into unregistered shares of the Company’s common stock at a conversion price of $135.50 per share. The principal amount of the Note and all accrued interest was payable in full on September 30, 2010. As of September 30, 2010, the Company owed $4, 533 in principal and interest on the note and is in default on the Note for nonpayment of principal and accrued interest on its maturity date and as a consequence, HIA, at its sole discretion, may charge the Company a default interest rate of an additional 2.5% until such time that default is cured. The Note is subject to a Subordination Agreement by and among Hercules, HIA and the Company (the “Subordination Agreement”), under which the Company is restricted in its ability to make payments under the Note and HIA is restricted in its ability to take action against the Company to enforce its obligations, including bringing an enforcement action during the standstill period, which is 180 days from the date HIA gives Hercules notice of a default under the Note.  Under the Subordination Agreement, an event of default under the Note also results in an event of default under the Amended Loan Agreement with Hercules.  The Company is currently in discussions with HIA regarding the Note.

Notes payable consist of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
Term Loan A note payable to Hercules. At September 30, 2010 and December 31, 2009, the outstanding principal balance was $5,500 and $5,500, respectively, net of unamortized discount of $323 and zero, respectively. See Note O.	$5,177	$5,500

Convertible Term Loan B note payable to Hercules. At September 30, 2010 and December 31, 2009, the outstanding principal balance, including PIK, was $760 and $5,015, respectively, net of unamortized discount of $13 and $2,514, respectively. See Note O.	747	2,501

Convertible Term Loan C note payable to Hercules. At September 30, 2010 and December 31, 2009, the outstanding principal balance was $1,350 and zero, respectively, net of unamortized discount of $793 and zero, respectively.	557	—

Note payable to Hercules pursuant to the Equipment Loan.	2,201	—

Convertible note payable pursuant to an asset purchase agreement with HIA. Principal and accrued interest at 9.0% per annum was due September 30, 2010.	4,533	4,252

Note payable pursuant to an asset purchase agreement with AMT Systems, Inc. in monthly installments of $9 including interest at 7.84%, maturing May 31, 2013.	252	314

Total notes payable	13,467	12,567

Less current maturities	(13,303)	(12,336)
	$164	$231

NOTE H—Related Party Transactions

Notes Payable - Stockholder

As a result of the Hercules Restructuring, Hercules became the Company’s majority stockholder through its wholly-owned subsidiary, HTI. During the three months ended September 30, 2010 and 2009, Hercules charged the Company interest on outstanding debt of $793 and $1,240, respectively, and $2,377 and $3,031 for the nine months ended September 30, 2010 and 2009, respectively, which includes PIK and default interest.

On August 13, 2010, Hercules converted $5,000 of the aggregate principal amount of Term Loan B at the conversion price of $1.8575 per share, for an issuance of 2,691,790 shares of the Company’s common stock. (See Note G)

Professional recruiting services

The Company maintains a business relationship with Gulian & Associates, which is owned by the wife of David T. Gulian, the Company’s President and Chief Executive Officer and a director and stockholder of the Company.  Under the terms of the arrangement, Gulian & Associates provides the Company with retainer-based professional recruiting services on a non-exclusive basis.  Gulian & Associates is paid a fee of 20% of a newly hired person’s annual base salary for employees it introduces to the Company.  One-third of the estimated fee is due at the time the hiring request is made.  The remainder is due upon successful placement of a candidate into the role. During the three months ended September 30, 2010 and 2009, Gulian & Associates charged fees to the Company of $70 and $11, respectively. During the nine months ended September 30, 2010 and 2009, Gulian & Associates charged the Company fees of $193 and $113, respectively.

Transaction commission

During the nine months ended September 30, 2010, the Company made a one-time commission payment of $220 to The SAGE Group (“SAGE”), a company in which Thomas Miller, a member of the Company’s board of directors, is a partner. SAGE provided assistance in identifying a buyer for the Company’s patent sale in June 2010 (as described in Note D). No further payments are required to be made to SAGE.

NOTE I—Commitments and Contingencies

Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Vendor commitments

Under the terms of a master service agreement, the Company granted exclusive rights to a vendor to provide certain outsourcing services to support the Company’s operations. The Company has a minimum annual commitment to purchase support services in an aggregate amount of $1,500 per year through 2013. The minimum annual commitment was waived by the vendor for the calendar year 2010. The Company incurred costs of $195 and $589 for the three months ended September 30, 2010 and 2009, respectively, and $449 and $1,634 of costs for the nine months ended September 30, 2010 and 2009, respectively.

NOTE J—Income Taxes

The Company has net operating loss carryforwards available for federal and certain state tax obligations.  Because the Company experienced a change in control as a result of the Hercules Restructuring, future utilization of the net operating losses is limited under Section 382 of the Internal Revenue Code. The Company has determined that it is more likely than not that it will not be able to use the net operating losses and other deferred tax assets and has recorded a full valuation allowance at September 30, 2010.  Income tax expense of $83 and $7 for the three months ended September 30, 2010 and 2009, respectively, and $188 and $21 for the nine months ended September 30, 2010 and 2009, respectively, results from a deferred tax provision for the difference between book and tax amortization of indefinite lived assets and miscellaneous state taxes.

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

For the three months and nine months ended September 30, 2010, the Company did not issue any shares under the ESPP. For the three months ended September 30, 2009, the Company did not issue any shares under the ESPP. During the nine months ended September 30, 2009, the Company issued 6, 275 shares in connection with the ESPP and received $65 in cash proceeds.

NOTE L—Stock Based Compensation

For the three months ended September 30, 2010 and 2009, the Company recognized compensation cost for stock options granted of $276 and $182, respectively, and for the nine months ended September 30, 2010 and 2009, the Company recognized compensation cost for stock options granted of $918 and $712, respectively. Option awards generally vest over a 3 to 4 year period of continuous service and have a ten year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. As of September 30, 2010, the total unrecognized compensation cost related to options amounted to approximately $1,524 which is expected to be recognized over the options’ average remaining vesting period of 2.1 years.

During the three months ended September 30, 2010 and 2009, the Company did not grant any stock options.  During the nine months ended September 30, 2010 and 2009, the Company granted 719,706 and 18,085 options, respectively.

NOTE M— Operating Segments

The Company has two reportable operating segments: healthcare and commercial. Each of the reportable segments provides similar products and services, with a focus on primary vertical markets. The implementation and support organizations in both the healthcare and commercial segments provide solutions that include consulting, business software applications, mobile managed services, mobile workstations and devices, and wireless infrastructure.  The Company evaluates the performance of its operating segments based on gross profit and does not allocate assets among segments. Although there is no intersegment sales or transfers, the Company shares support, development and administration across both of its segments.

	Three months ended September 30, 2010			Nine months ended September 30, 2010
	Healthcare	Commercial	Total	Healthcare	Commercial	Total
Net revenues	$8,736	$3,265	$12,001	$29,294	$12,943	$42,237
Cost of revenues	6,894	2,711	9,605	20,694	10,037	30,731
Gross profit	$1,842	$554	$2,396	$8,600	$2,906	$11,506
Gross margin	21%	17%	20%	29%	22%	27%

	Three months ended September 30, 2009			Nine months ended September 30, 2009
	Healthcare	Commercial	Total	Healthcare	Commercial	Total
Net revenues	$12,859	$9,486	$22,345	$38,417	$27,151	$65,568
Cost of revenues	8,713	7,686	16,399	27,742	23,167	50,909
Gross profit	$4,146	$1,800	$5,946	$10,675	$3,984	$14,659
Gross margin	32%	19%	27%	28%	15%	22%

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

The following table summarizes the components of the derivative liabilities:

	Fair Value Measurement at September 30, 2010
	Level 1	Level 2	Level 3
Embedded derivative liability	—	—	442
Warrant liability	—	—	—
	$—	$—	$442

	Fair Value Measurement at December 31, 2009
	Level 1	Level 2	Level 3
Embedded derivative liability	—	—	—
Warrant liability	—	2,762	—
	$—	$2,762	$—

Embedded derivative

On April 6, 2010, the Company entered into Amendment 2 to its Amended Loan Agreement with Hercules as disclosed in Note G. The amendment changed the terms of interest payment such that interest on Term Loan B, as well as the default interest on the revolving credit facility, Term Loans A, B and C, and the Equipment Loan, at the sole discretion of Hercules, can be paid in cash, PIK or in shares of common stock of the Company at 70% of the value of the common stock using a 60-day average.  This feature is considered to be an embedded derivative under ASC 815-10. The fair value of the embedded derivative was determined to be $748 as of April 6, 2010 using a valuation model that considered the projected stock price on the interest payment dates and the impact that the stock price would have on the form of interest payment.  Future stock prices were projected using a Monte Carlo simulation model.  Key inputs into the model include the spot price of the common stock, estimated risk free rate, term and volatility of the common stock. The Company has classified this embedded derivative within level 3 of the fair value hierarchy.

The range of assumptions used in the Monte Carlo simulation model to calculate the fair value of the financial instruments was as follows:

Spot Rate	$4.23-$4.45

Term	0.58-4.60 years

Volatility	250.00%

Risk free rate	3.00%

The following tables summarize the changes in financial instruments measured at fair value for which the Company has used Level 3 inputs to determine fair value. Total realized and unrealized gains and losses recorded for Level 3 instruments are included in the condensed consolidated statement of operations as a component of the gain on fair value adjustment on derivative liabilities.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$668	$—	$—	$—
Transfers in (out) of level 3, net	—	—	—	—
Originations, net	—	—	748	—
Change in unrealized gains (losses) included in earnings at the reporting date	226	—	306	—
Balance, end of period	$442	$—	$442	$—

NOTE O—Financial instruments

In accordance with ASC Topic 815-40, “Derivatives and Hedging”, warrants outstanding at December 31, 2009 were recorded as derivative liabilities because the warrants did not meet the criteria for equity classification.  The liabilities were marked to market at the end of each reporting period until such time as the Company met the requirements for equity classification. During the three months ended March 31, 2010, the Company changed certain assumptions related to volatility and dilution used in the valuation of its warrant liabilities and corrected the calculation used in the valuation of its warrant liabilities at December 31, 2009.  As a result, the Company recorded a charge of $787 during the first quarter of 2010 to reflect the impact of the change in assumptions on the fair value of the warrant liabilities at December 31, 2009. During the three months ended June 30, 2010, the Company determined that it met the criteria for equity classification of the warrants as of January 5, 2010.  As a result, the Company recorded a charge of $141 during the second quarter of 2010 to appropriately reflect the change in fair value on the effective date of the reclassification. The Company has reclassified the fair value of the warrants to equity as additional paid in capital.  During the nine months ended September 30, 2010, the Company recorded a net charge of $57 related to the change in fair value of the warrant liabilities including the adjustments noted above.

During the three months ended June 30, 2010, the Company determined that the initially recognized debt discount on Term Loan B entered into in November 2009 (see Note G) had been overstated by $2,217, the debt discount on Term Loan A and the revolving line of credit was understated by $235 and $258, respectively, that Term Loan B contained embedded derivative liabilities that had been understated by $297 and that additional paid in capital had been overstated by a corresponding $2,514. The aggregate value of all  embedded derivative liabilities in November and December 2009 was approximately $790 and $740 at March 31, 2010.  On April 6, 2010, in connection with Amendment 2 to its loan agreement with Hercules (see Note G), the value of these embedded derivative liabilities became zero.  In order to correctly state its balance sheet, during the nine months ended September 30, 2010, the Company reduced additional paid in capital by $2,514, decreased the debt discount on Term Loan B by $2,217, increased the debt discount on Term Loan A and the Revolver by $235 and $258, respectively, and recorded a gain of $790 due to the change in the fair value of these derivative liabilities.

The correction of the above items did not have any impact on the Company’s consolidated statements of cash flows. Management evaluated the quantitative and qualitative aspects of the adjustments on 2009 as well as for each of the three quarters of 2010 and concluded these adjustments were not material to the Company’s consolidated financial statements.

The fair value of warrant liabilities was calculated under the Black-Scholes pricing model using the Company’s stock price on the date of the warrant grant, the expected volatility, and the risk-free interest rate matched to the warrants’ expected life, adjusted for the impact of dilution. The Company does not anticipate paying dividends during the term of the warrants. The Company uses historical data to estimate volatility assumptions used in the valuation model. The expected term of warrants is derived from an analysis that represents the period of time that warrants are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.

On March 1, 2010, the Company issued to Hercules 7,546 common shares upon the cashless exercise of a warrant to acquire up to 10,000 underlying shares.  On September 10, 2010, the Company issued 7,257 common shares upon the cashless exercise of a warrant to acquire up to 12,000 underlying shares.

The following table details warrant activity during the nine-month period ended September 30, 2010:

Outstanding as of December 31, 2009	788,948
Issued	—
Exercised	22,000
Forfeited	—
Outstanding as of September 30, 2010	766,948

Expiration Date	Number of Shares Underlying Warrants	Weighted Average Exercise Price

2010	—	—
2011	94,000	$11.59
2012	—	—
2013	—	—
2014	672,948	$1.86

Total warrants outstanding	766,948	$3.05

All outstanding warrants expire no later than November 19, 2014.

The range of assumptions used in the Black-Scholes pricing model to calculate the fair value of the financial instruments was as follows:

Exercise price	$1.86-$50.00

Estimated life	0.90-4.89 years

Volatility	100.03%-145.36%

Risk free rate	0.29%-2.20%

Dividend rate	0%

NOTE P— Subsequent Events

We have evaluated all events subsequent to the balance sheet date of September 30, 2010 through the date of issuance of these condensed consolidated financial statements and have determined that except as set forth below, there are no subsequent events that require disclosure under ASC 855.

On October 1, 2010, October 8, 2010 and October 28, 2010, Hercules advanced the Company discretionary credit under its revolving credit facility pursuant to the Amended Loan Agreement in the amount of $500, $1,000 and $1,400, respectively. The discretionary credit bears interest at the rate of interest applicable to overadvances, is repayable on demand and constitutes an overadvance for all purposes under the Amended Loan Agreement (See Note G).

On October 28, 2010, the Company entered into Amendment No. 4 (“Amendment 4”) to the Amended Loan Agreement with Hercules. Pursuant to Amendment 4, Hercules funded a term loan in an original principal amount of $500 (“Term Loan D”). The proceeds of Term Loan D were used to repay a portion of the outstanding overadvances under the revolving credit facility. Interest on Term Loan D will accrue at a rate of 18% per annum, payable 10% in cash and 8% in PIK by adding such amount to the principal amount of Term Loan D. All principal outstanding on Term Loan D will be due and payable on September 13, 2011. Term Loan D may be converted into shares of the Company’s common stock at a price of $3.30 at any time at Hercules’ option. Amendment 4 also eliminated the $500 maximum limit on outstanding over advances under the revolving line of credit. The Company may prepay Term Loan D without incurring a repayment penalty charge. The Company also entered into a Registration Rights Agreement with Hercules whereby it agreed to register the shares underlying Term Loan D and certain interest on the revolving line of credit, Term Loan A, Term Loan C, Term Loan D, and the Equipment Loan that may be paid in shares.

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

•                  our ability to identify, pursue and enter into strategic transactions, while continuing to operate our business

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

We have disclosed important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010, and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise, except as required by federal securities laws.

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

Hercules Restructuring Transactions

On November 20, 2009, we completed a restructuring transaction with our senior lender Hercules Technology Growth Capital, Inc. (“Hercules”) and its wholly-owned subsidiary Hercules Technology I, LLC (“HTI”), pursuant to which $5,000 of our outstanding debt to Hercules was converted into shares of our common stock and a warrant to purchase shares of our common stock, and the remaining outstanding debt with Hercules was otherwise restructured (the “Hercules Restructuring”). As a result of the Hercules Restructuring, we experienced a change in control and (i) HTI owns 2,691,790 shares or 72% of our outstanding common stock, as well as a warrant to acquire up to an additional 672,948 shares of our common stock, and (ii) Hercules may convert a portion of our remaining indebtedness to Hercules into an additional 2,691,790 shares of our common stock, see August 13, 2010 discussion below, and has the option to convert certain term loan interest into an indeterminate number of shares of our common stock. In addition, on March 1, 2010, Hercules exercised a warrant initially received on June 19, 2009 by which it acquired 7,546 shares of our common stock. As a result of Amendment 2 to our Amended Loan Agreement on April 6, 2010, Hercules may convert the principal of Term

Loan C (defined below) into an additional 412,087 shares of our common stock and has the option to convert default rate interest into an indeterminate number of shares of our common stock.

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

On February 19, 2010, we entered into Amendment No. 1 (“Amendment 1”) to the Amended Loan Agreement.  Under the Equipment Loan provided by Amendment 1, we may request up to $3,000 for use in purchasing equipment (the “Equipment Loan”) subject to valid, verified purchase orders acceptable to Hercules from suppliers approved by Hercules in its sole discretion.

On March 25, 2010, Hercules advanced to us an additional $1,350, initially applied to the outstanding balance on our revolving line of credit facility under the Amended Loan Agreement. The advance increased our outstanding indebtedness on the revolving line of credit to $8,909, and was provided as an extension above our eligible borrowing base provided in the Amended Loan Agreement.

On April 6, 2010, we entered into Amendment No. 2 (“Amendment 2”) to the Amended Loan Agreement. Pursuant to Amendment No. 2, Hercules funded a term loan in an original principal amount of $1,350 (“Term Loan C”). The proceeds of Term Loan C were used, in part, to repay outstanding over advances under the revolving credit facility. Interest on Term Loan C accrues at a rate of 8% per annum and, at the discretion of Hercules, is payable either in cash or in kind by adding the accrued interest to the principal of Term Loan C. All principal outstanding on Term Loan C will be due and payable on April 1, 2013. Term Loan C may be converted into shares of our common stock at a price of $3.276 per share at any time at Hercules’ option. We may prepay Term Loan C without incurring a prepayment penalty charge. We also entered into a registration rights agreement and subsequent letter agreement with Hercules whereby we agreed to file a shelf registration statement with the SEC covering the resale of the shares of common stock that may be issued to Hercules upon the conversion of Term Loan C or in payment of default rate interest with respect to the revolving credit facility, Term Loan A, Term Loan B, Term Loan C and the Equipment Loan.  We have agreed to use our best efforts to have the registration statement declared effective by the SEC no later than September 30, 2010, subject to a 60 day extension in the event of SEC review.  As of September 30, 2010, we have not filed the contemplated registration statement.

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

On August 12, 2010, Hercules notified us of its election to convert $5,000 of aggregate principal amount of Term Loan B into shares of our common stock at the conversion price of $1.8575 per share, for an issuance of 2,691,790 shares of common stock, effective August 13, 2010.  As a result of the conversion, on August 13, 2010, our outstanding balance on Term Loan B, which includes PIK, was $662,185.  Hercules continues to have the ability to acquire (i) 356,492 shares of our common stock upon conversion of the Term Loan B principal, (ii) 412,087 shares of our common stock upon conversion of the Term Loan C principal and (iii)151,515 shares of our common stock upon the conversion of the Term Loan D (discussed below) principal (iv) an indeterminate number of shares upon conversion of a portion of the interest on our indebtedness to Hercules. As of September 30, 2010, Hercules owned 4,505,668 shares of common stock, which includes those issued to Hercules upon the conversion of Term Loan B.

On September 13, 2010, October 1, 2010, October 8, 2010 and October 28, 2010, Hercules advanced us extended discretionary credit under the revolving credit facility in the amount of $500, $500, $1,000 and $1,400, respectively. The discretionary credit bears interest at the rate of interest applicable to overadvances, is repayable on demand and constitutes an overadvance for all purposes under the Amended Loan agreement.

On October 28, 2010, we entered into Amendment No. 4 (“Amendment 4”) to the Amended Loan Agreement with Hercules. Pursuant to Amendment 4, Hercules funded a term loan in an original principal amount of $500 (“Term Loan D”). The proceeds of Term Loan D were used to repay a portion of the outstanding overadvances under the revolving credit facility. Interest on Term Loan D will accrue at a rate of 18% per annum, payable 10% in cash and 8% in PIK by adding such amount to the principal amount of Term Loan D. All principal outstanding on Term Loan D will be due and payable on September 13, 2011. Term Loan D may be converted into shares of our common stock at a price of $3.30 per share at any time at Hercules’ option. We may prepay Term Loan D without incurring a repayment penalty charge. We also entered into a Registration Rights Agreement with Hercules (“the Registration Rights Agreement”) whereby we agree to register the shares underlying Term Loan D and default interest on the revolving line of credit, Term Loan A, Term Loan C, Term Loan D, and the Equipment Loan that may be paid in shares by filing any resale registration statement with the Securities and Exchange Commission (the “SEC”).  We have agreed to use our best efforts to have the registration statement declared effective by the SEC no later than April 30, 2011, subject to a 75 day extension in the event of review by the SEC, and will be liable to Hercules for liquidated damages under the Registration Rights Agreement subject to a few limited exceptions, if the registration statement is not declared effective by May 21, 2011, the registration statement ceases to be effective or usable at any time during the effectiveness  period, or under certain circumstances if Hercules is not permitted to utilize the prospectus in the registration statement to sell the shares.  We have also granted Hercules piggyback registration rights for certain shares not covered by the registration statement or sold under Rule 144 of the Securities Act of 1933, subject to standard underwriting cut backs.

Hercules has not chosen to accelerate our obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies. We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations.

Change in Trading Market

On October 21, 2010, our common stock became eligible for trading under the symbol IFLG in the electronic quotation service for securities traded over-the-counter operated (“OTCQB”) by Pink OTC Markets Inc.  Prior to October 21, 2010, our common stock had been listed on The Nasdaq Capital Market.  However, we were unable to continue to meet listing requirements, including (a) maintaining a minimum of $2,500 in stockholders’ equity, (b) having a minimum of $35,000 of market value of listed securities, or (c) having net income from continuing operations of at least $500 in the most recently completed fiscal year or in two of the three most recently completed fiscal years, as required under Nasdaq listing rule 5550(b). Since receiving the initial letter from the Nasdaq Stock Market on August 19, 2009 notifying us of our failure to comply with Nasdaq Listing Rule 5550(b), we have worked with Nasdaq to regain compliance with the listing rules. Since August 2009, we had intermittently regained compliance, however, on April 20, 2010, Nasdaq denied our request for continued listing and notified us that unless we requested an appeal our common stock would be delisted.  We timely requested a hearing and on July 8, 2010 we announced we received a letter from Nasdaq stating that the Nasdaq Hearings Panel (the “Panel”) granted our request for continued listing subject to several conditions including, among other things, the occurrence of certain events by August 15, 2010 and the Company’s ability to regain compliance with all the requirements for continued listing on Nasdaq by October 18, 2010.  We failed to comply with these requirements by the relevant dates and received a notice on October 19, 2010 that the Panel had determined to delist our common stock from The NASDAQ Stock Market and suspend trading of our common stock effective with the open of trading on October 21, 2010. The delisting of our common stock from Nasdaq could adversely affect the market liquidity of our common stock and cause the market price of our common stock to decrease and could also adversely affect our ability to obtain financing for our continued operations and  result in the loss of confidence by investors, customers, suppliers, employees and adversely impact our business. In addition, although we are quoted on the OTCQB, the OTCQB is generally considered to be a less liquid and efficient market, and our stock price, as well as the liquidity of our common stock, may be adversely affected as a result.

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

We are continuing our efforts to transition our business to offer higher margin consulting, other professional services, and software applications. With our focus on selling services and software, we believe that we can provide more comprehensive enterprise mobility solutions to our customers. These solutions involve:

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

In order to improve our operating efficiencies and gross margin, we are transitioning from custom order processing for our mobile workstations to a standardized suite of products. In the first quarter of 2010, we started pre-ordering our new standardized mobile workstations from a third-party vendor based on our estimates of expected sales, thereby increasing the amount of our available inventory on-hand. We started to receive inventory as the result of these pre-orders during the third quarter of 2010. If our estimates as to the amount of workstations to be sold or the timing of sales do not materially correspond to actual sales, we will be required to hold workstations in our inventory for periods longer than we expected.

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

Going Concern

Over the past several quarters, we have been transitioning from fulfilling custom orders for our mobile workstations to introducing and launching our new ST7 product family, which is expected to reduce custom orders and improve manufacturing economies, including transitioning to new suppliers. We have worked with our customers to launch the ST7 product family (including mobile workstations and power systems) while maintaining customer order volume of existing mobile workstation products.  As reflected in our operating results in the second and third quarters of 2010, sales of mobile workstation products have continued, but order volume for ST7 products has been increasing at a much slower pace than we anticipated. In addition, the current weak macroeconomic conditions have had a major impact on the industries we serve. During 2009 and continuing through the third quarter of 2010, we experienced reduced sales and compressed margins, particularly related to the sales of mobile workstations and related infrastructure in the healthcare markets that we serve. We believe this slowdown is primarily the result of adverse economic conditions affecting the healthcare industry, including constrained budgets promulgated by difficult access to capital in community and other not-for-profit hospitals. We have responded to the challenging times by undertaking a series of cost reduction initiatives, including the elimination of executive bonuses, reduction of employee salaries and reduction in the number of employees. Economic conditions did not improve in the first three quarters of 2010 and although we continue to reduce our expenses successfully, we expect 2010 to continue to be a challenging year.

Our condensed consolidated financial statements for the three and nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates continuing operations, securing additional debt or equity financing, restructuring our existing debt, effecting one or more strategic transactions, and realizing assets and liabilities in the ordinary course of business.  However, we have incurred significant net losses from 2006 through the third quarter of 2010, including a net loss of $6,785 for the nine months ended September 30, 2010.  Our losses are partly attributable to costs related to our debt and our debt restructuring, tightened credit terms with vendors which has impacted our purchasing power, and the difficult economic conditions under which we operate, and challenges related to our transition over the last several years from being primarily a seller of infrastructure and hardware to becoming a provider of comprehensive enterprise mobility solutions. During this transition period, we have hired experienced management and staff to execute our business plans and have made strategic acquisitions. We have also managed our liquidity through this transition, primarily by funding operations with indebtedness, which at September 30, 2010 included $17,928 of senior debt at high interest rates and other associated costs, which has increased to $20,828 as of November 12, 2010.

As a result of our capital and debt structure and recurring losses, we have substantial liquidity requirements related to the repayment of a seller note that came due on September 30, 2010, our indebtedness to Hercules, and earn out payments for past acquisitions. We are in default under the seller note and Hercules debt facility and do not currently expect to generate sufficient cash flow from operations to fund our working capital needs or those obligations. As a result, these factors raise substantial doubt as to our ability to continue as a going concern.

We have undertaken a series of actions to reduce costs and are actively pursuing various initiatives to continue as a going concern and provide for our future success. To facilitate this process, the Company’s Board of Directors has established a special committee of our independent directors to assist in evaluating and recommending specific initiatives. Our plan to improve our liquidity contemplates additional cost control measures and may also include additional financing, further restructuring of our debt and effecting one or more strategic transactions. Our ability to implement these plans successfully is dependent on many circumstances outside of our direct control, including general economic conditions and the financial strength of our customers.  We have increased our borrowings under our revolving credit facility a number of times over the past nine months, and any additional financing we are able to secure will likely be subject to a number of conditions and involve additional costs. In addition, our common stock was delisted from trading on The Nasdaq Stock Market as a result of our failure to meet continued Nasdaq listing requirements.  Although our stock is quoted on the electronic quotation service for securities traded over-the-counter, the delisting could have an adverse affect on our ability to obtain financing.  As a result of this and given the current negative conditions in the economy generally and the credit markets in particular, there is uncertainty as to whether we will be able to generate sufficient liquidity to meet our working capital needs, to repay our outstanding debt and, to make our earn out payments, and to meet working capital needs. If we are unable to improve our liquidity position, we may not be able to continue as a going concern.

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

Results of Operations (unaudited)

Results of operations expressed as a percentage of net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	80.0%	73.4%	72.8%	77.6%

Gross profit	20.0%	26.6%	27.2%	22.4%

Selling, general and administrative expenses	49.1%	29.2%	41.5%	33.5%
Gain on sale of intangible asset	0.0%	0.0%	(4.4)%	0.0%
Operating income (loss)	(29.1)%	(2.6)%	(9.9)%	(11.1)%

Interest expense	(10.2)%	(6.6)%	(8.3)%	(5.8)%
Interest income	0.0%	0.0%	0.0%	0.0%
Loss on extinguishment of debt	0.0%	0.0%	0.0%	(0.7)%
Fair value adjustment on derivative liabilities	2.2%	0.0%	2.5%	0.0%

Loss before income tax expense	(37.1)%	(9.2)%	(15.7)%	(17.6)%
Income tax expense	(0.7)%	(0.0)%	(0.4)%	(0.0)%

Net loss	(37.8)%	(9.2)%	(16.1)%	(17.6)%

Three Months ended September 30, 2010 compared with the Three Months ended September 30, 2009

Net revenues

Net revenues for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$3,092	$6,403	$(3,311)	(52)%
Professional Services	5,537	5,525	12	0%
Managed Services	107	931	(824)	(89)%
Total Healthcare	8,736	12,859	(4,123)	(32)%

Commercial
Infrastructure	1,409	7,325	(5,916)	(81)%
Professional Services	1,622	1,705	(83)	(5)%
Managed Services	234	456	(222)	(49)%
Total Commercial	3,265	9,486	(6,221)	(66)%

Total net revenues	$12,001	$22,345	$(10,344)	(46)%

Net revenues were $12,001 for the three months ended September 30, 2010, compared to $22,345 for the three months ended September 30, 2009, representing a decrease of $10,344 or 46%. The decrease in our Healthcare segment net revenues was due to a decrease in sales of mobile workstations resulting from our transition to our new ST7 product family. Although we are beginning to deliver ST7 mobile workstations, sales have been increasing at a slower pace than we anticipated. In addition, the current weak macro-economic conditions have continued to adversely impact our customers’ order activities in the first three quarters of 2010, which is expected to continue through the end of 2010.  The decrease in our Commercial segment net revenues was due primarily to lower resales of infrastructure and hardware products as we continue to transition our business to offer higher margin consulting and other professional services. The reimbursable expense revenue included in our professional services revenue totaled $663 and $813 for the three months ended September 30, 2010 and 2009, respectively.

Cost of revenues

Cost of revenues for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$2,766	$4,653	$(1,887)	(41)%
Professional Services	4,117	4,152	(35)	(1)%
Managed Services	11	(92)	103	112%
Total Healthcare	6,894	8,713	(1,819)	(21)%

Commercial
Infrastructure	1,283	6,437	(5,154)	(80)%
Professional Services	1,282	1,283	(1)	(0)%
Managed Services	146	(34)	180	(529)%
Total Commercial	2,711	7,686	(4,975)	(65)%

Total cost of revenues	$9,605	$16,399	$(6,794)	(41)%

Our cost of revenues was $9,605 for the three months ended September 30, 2010, compared to $16,399 for the three months ended September 30, 2009, a decrease of $6,794 or 41%. The decrease in our Healthcare segment cost of revenues was a result of lower spending on infrastructure due to decreased sales of our mobile workstation products as we transition to our new suite of mobile workstations and power systems, which was partially offset by increased costs for our mobile workstation products we purchased in the first quarter of 2010 from a former supplier which we then sold in the second and third quarters of 2010. The decrease in our Commercial segment cost of sales was a result of lower resales of hardware and infrastructure as we transition our business to more consulting and professional services, partially offset by costs associated with increasing our consulting staff to support an increased number of SCM engagements and to prepare for future growth as we continue to expand our professional services business. The reimbursable expenses included in our professional services cost of revenue totaled $663 and $813 for the three months ended September 30, 2010 and 2009, respectively.

Gross profit

Gross profit for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$326	$1,750	$(1,424)	(81)%
Professional Services	1,420	1,373	47	3%
Managed Services	96	1,023	(927)	(91)%
Total Healthcare	1,842	4,146	(2,304)	(56)%

Commercial
Infrastructure	126	888	(762)	(86)%
Professional Services	340	422	(82)	(19)%
Managed Services	88	490	(402)	(82)%
Total Commercial	554	1,800	(1,246)	(69)%

Total gross profit	$2,396	$5,946	$(3,550)	(60)%

Gross profit percentage for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Amount of
	2010	2009	Change

Healthcare
Infrastructure	11%	27%	(16)%
Professional Services	26%	25%	1%
Managed Services	90%	110%	(20)%

Commercial
Infrastructure	9%	12%	(3)%
Professional Services	21%	25%	(4)%
Managed Services	38%	107%	(69)%

Total gross profit percentage	20%	27%	(7)%

Our gross profit was $2,396 for the three months ended September 30, 2010, compared to $5,946 for the three months ended September 30, 2009, a decrease of $3,550 or 60%, resulting in a gross margin of 20% for the three months ended September 30, 2010, a decrease from 27% for the three months ended September 30, 2009. The decrease in our gross margin was the result of continued downward pressure on our gross margin from the sale of infrastructure and third-party hardware, including, a 17% increase in the cost of our mobile workstation products that were purchased from a former supplier in the first quarter of 2010 and sold during the second and third quarters of 2010. In addition, the overall mix of our sales included more lower margin third party hardware resales as a percentage of total revenue as compared to sales of new products to our primary customers and as a consequence, our total gross profit margin was reduced. We continue to shift our business toward an overall greater mix of solutions that includes consulting and other professional services. We continue to emphasize higher margin consulting and professional services, which we expect could benefit our Healthcare segment as the industry has demonstrated a focus on EMR assessment and implementation projects and we expect our Commercial segment could benefit from customers evaluation and initiating SCM solutions.

Selling, general and administrative expenses

Our selling, general and administrative expenses were $5,891 for the three months ended September 30, 2010, compared with $6,534 for the three months ended September 30, 2009, a decrease of $643, or 10%.  Selling expenses were $1,757 for the three months ended September 30, 2010, compared with $2,699 for the three months ended September 30, 2009, a decrease of $942, or 35%.  The decrease in our selling expenses for the comparable period was primarily attributable to lower commission on lower sales, as well as lower salary expense, benefits and recruiting costs resulting from staffing reductions and other cost control measures.  General and administrative expenses were $3,474 for the three months ended September 30, 2010, compared with $3,187 for the three months ended September 30, 2009, an increase of $287, or 9%.  The increase in our general and administrative expenses for the comparable period was primarily attributable to an increase in salary expense, including consultants training expense, benefits and recruiting expense, offset by decreases in outside professional fees.

Our depreciation and amortization expense, included with selling, general and administrative expenses discussed above, decreased to $384 for the three months ended September 30, 2010 from $466 for the three months ended September 30, 2009, a decrease of $82 or 18%, as the result of fewer purchases of capitalized assets required to run our business, such as laptop computers, servers and communication equipment.

Our stock based compensation expense, included with selling, general and administrative expenses discussed above, increased to $276  for the three months ended September 30, 2010 from $182 for the three months ended September 30, 2009, an increase of $94 or 52%. The increase is primarily the result of granting options in the first quarter of 2010.

Interest expense

Our interest expense was $1,231 for the three months ended September 30, 2010, compared to $1,469 for the three months ended September 30, 2009, a decrease of $238 or 16%. The decrease in interest expense was primarily the result of the conversion of $5,000 of Term Loan B principal into equity in August 2010 which was offset by additional borrowings in February, April, and September 2010, and the default interest rate imposed in April 2010. We also had additional borrowings in October 2010 and as we continue to increase our borrowing under our revolving credit facility with Hercules, we expect our interest expense will increase in future quarters. In addition, the delisting of our common stock in October 2010 could negatively impact our ability to secure financing at a favorable interest rate. See “Liquidity and Capital Resources” below.

Net loss

Our net loss was $4,533 for the three months ended September 30, 2010 compared with a net loss of $2,062 for the three months ended September 30, 2009. The increase in our net loss was primarily due to lower sales of infrastructure and third -party hardware at lower gross profit margins as we continue to transition to our new ST7 product family and away from third party hardware sales to higher margin consulting and professional services in our role as a comprehensive solutions provider. We have maintained a consistent level of professional services revenues at steady gross profit margins. We continued our efforts to reduce our selling, general and administrative costs through a variety of cost-cutting measures. In the three months ended September 30, 2010, our net loss included a gain of $276 for the fair value adjustment of our derivative liabilities.

Nine Months ended September 30, 2010 compared with the Nine Months ended September 30, 2009

Net revenues

Net revenues for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$9,389	$22,638	$(13,249)	(59)%
Professional Services	19,420	14,325	5,095	36%
Managed Services	485	1,454	(969)	(67)%
Total Healthcare	29,294	38,417	(9,123)	(24)%

Commercial
Infrastructure	6,971	21,540	(14,569)	(68)%
Professional Services	5,144	4,231	913	22%
Managed Services	828	1,380	(552)	(40)%
Total Commercial	12,943	27,151	(14,208)	(52)%

Total net revenues	$42,237	$65,568	$(23,331)	(36)%

Net revenues were $42,237 for the nine months ended September 30, 2010, compared to $65,568 for the nine months ended September 30, 2009, representing a decrease of $23,331 or 36%. The decrease in our Healthcare segment net revenues was due to a decrease in sales of mobile workstations resulting from our transition to our new ST 7 product family. Although we are beginning to deliver ST 7 mobile workstations, sales have been increasing at a slower pace than we anticipated.  In addition, current weak macro-economic conditions have continued to adversely impact our customers’ order activities in the first three quarters of 2010, which we expect to continue through the end of 2010. This decrease was partially offset by an increase in professional services net revenue resulting from increased demand for EMR implementation and SCM services.  The decrease in our Commercial segment net revenues was due primarily to lower resales of infrastructure and hardware products as we continue to transition our business to offer higher margin consulting and other professional services. The reimbursable expense revenue included in our professional services revenue totaled $2,271 and $1,859 for the nine months ended September 30, 2010 and 2009, respectively.

Cost of revenues

Cost of revenues for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine Months Ended September 30,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$7,828	$16,991	$(9,163)	(54)%
Professional Services	12,810	10,923	1,887	17%
Managed Services	56	(172)	228	(133)%
Total Healthcare	20,694	27,742	(7,048)	(25)%

Commercial
Infrastructure	5,605	19,333	(13,728)	(71)%
Professional Services	4,027	3,508	519	15%
Managed Services	405	326	79	24%
Total Commercial	10,037	23,167	(13,130)	(57)%

Total cost of revenues	$30,731	$50,909	$(20,178)	(40)%

Our cost of revenues was $30,731 for the nine months ended September 30, 2010, compared to $50,909 for the nine months ended September 30, 2009, a decrease of $20,178 or 40%. The decrease in our Healthcare segment cost of revenues was a result of lower spending on infrastructure due to decreased sales of our mobile workstation products as we transition to our new suite of mobile workstations and power systems, partially offset by a 17% increase in the cost of our mobile workstation products that were purchased from a former supplier in the first quarter of 2010 and sold during the second and third quarters of 2010. The decrease in our Commercial segment cost of sales was a result of lower resales of hardware and infrastructure as we transition our business, which was partially offset by costs associated with increasing our consulting staff to support an increased number of SCM engagements and to prepare for future growth as we continue to expand our professional services business. The reimbursable expenses included in our professional services cost of revenue totaled $2,271 and $1,859 for the nine months ended September 30, 2010 and 2009, respectively.

Gross profit

Gross profit for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine Months Ended September 30,		Amount of	Percentage
	2010	2009	Change	Change

Healthcare
Infrastructure	$1,561	$5,647	$(4,086)	(72)%
Professional Services	6,610	3,402	3,208	94%
Managed Services	429	1,626	(1,197)	(74)%
Total Healthcare	8,600	10,675	(2,075)	(19)%

Commercial
Infrastructure	1,366	2,207	(841)	(38)%
Professional Services	1,117	723	394	54%
Managed Services	423	1,054	(631)	(60)%
Total Commercial	2,906	3,984	(1,078)	(27)%

Total gross profit	$11,506	$14,659	$(3,153)	(22)%

Gross profit percentage for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine Months Ended September 30,		Amount of
	2010	2009	Change

Healthcare
Infrastructure	17%	25%	(8)%
Professional Services	34%	24%	10%
Managed Services	89%	112%	(23)%

Commercial
Infrastructure	20%	10%	10%
Professional Services	22%	17%	5%
Managed Services	51%	76%	(25)%

Total gross profit percentage	27%	22%	5%

Our gross profit was $11,506 for the nine months ended September 30, 2010, compared to $14,659 for the nine months ended September 30, 2009, a decrease of $3,153 or 22%, resulting in a gross margin of 27% for the nine months ended September 30, 2010, up from 22% for the nine months ended September 30, 2009. This increase was primarily the result of the decrease in sales of mobile workstation products resulting form our transition to our new ST7 product family. We continue to emphasize higher margin consulting and professional services, which benefited our Healthcare segment as the industry demonstrated a focus on EMR assessment and implementation projects and our Commercial segment benefited from customers evaluating and initiating SCM solutions. We continue to experience downward pressure on our gross margin from the sale of infrastructure and third-party hardware, including a 17% increase in the cost of our mobile workstation products that were purchased from a former supplier in the first quarter of 2010 and sold during the second and third quarters of 2010. Consistent with our overall strategic plan, we continue to migrate the business toward an overall greater mix of solutions that include consulting and other professional services.

Selling, general and administrative expenses

Our selling, general and administrative expenses were $17,512 for the nine months ended September 30, 2010, compared with $21,945 for the nine months ended September 30, 2009, a decrease of $4,433, or 20%.  Selling expenses were $6,178 for the nine months ended September 30, 2010, compared with $8,352 for the nine months ended September 30, 2009, a decrease of $2,174, or 26%. The decrease in our selling expenses for the comparable period was primarily attributable to lower commissions on lower sales, as well as lower salary expense, benefits and recruiting related costs resulting from staffing reductions and other cost control measures.  General and administrative expenses were $9,159 for the nine months ended September 30, 2010, compared with $11,465 for the nine months ended September 30, 2009, a decrease of $2,306, or 20%.  The decrease in our general and administrative expenses for the comparable period was primarily attributable to a reduction in salary expense, including consultants training expense, benefits and travel costs, and lower marketing expenses.

Our depreciation and amortization expense, included with selling, general and administrative expenses discussed above, decreased to $1,258 for the nine months ended September 30, 2010 from $1,416 for the nine months ended September 30, 2009, a decrease of $158 or 11%, as the result of fewer purchases of capitalized assets required to run our business, such as laptop computers, servers and communication equipment.

Our stock based compensation expense, included with selling, general and administrative expenses discussed above, increased to $917 for the nine months ended September 30, 2010 from $712 for the nine months ended September 30, 2009, an increase of $205 or 29%. The increase is primarily the result of granting options in the first quarter of 2010.

Interest expense

Our interest expense was $3,494 for the nine months ended September 30, 2010, compared to $3,803 for the nine months ended September 30, 2009, a decrease of $309 or 8%. The decrease in interest expense is a result of the restructuring of our debt with Hercules in the fourth quarter of 2009 offset by additional borrowings in February, April and September 2010, and the default interest rate imposed in April 2010. We had additional borrowings in October 2010 and as we continue to increase our borrowing under our revolving credit facility with Hercules, we expect our interest expense will increase in future quarters. In addition, the delisting of our common stock in October 2010 could negatively impact our ability to secure financing at a favorable interest rate. See “Liquidity and Capital Resources” below.

Net loss

Our net loss was $6,785 for the nine months ended September 30, 2010 compared with a net loss of $11,513 for the nine months ended September 30, 2009, a decrease of $4,728 or 41%.The decrease in our net loss was primarily due to our continued efforts to reduce our selling, general and administrative costs through a variety of cost-cutting measures and an increase in gross profit as we continue to transition from infrastructure hardware sales to higher margin professional and consulting services in our role as a comprehensive solutions provider. In the nine months ended September 30, 2010, our net loss included a gain on sale of patents of $1,863 and a gain of $1,040 for the fair value adjustment of our derivative liabilities. During the nine months ended September 30, 2010, our warrants were reclassified from warrant liability to equity upon meeting the criteria for equity classification in accordance with GAAP. The charge to earnings was based upon the change in fair value at the end of each reporting period or at the date the warrants qualified for equity treatment offset by a change in assumptions that impacted the warrant liability value at December 31, 2009 that was reflected in the first quarter of 2010.

Liquidity and capital resources

At September 30, 2010, we had cash and cash equivalents of $152, compared to $1,018 at December 31, 2009. Historically, we have funded our operating losses primarily through the private sale of equity securities and through current and long-term debt and working capital. At September 30, 2010, our total liabilities were $34,676 and were comprised mostly of term debt, an equipment loan, borrowings outstanding under our revolving line of credit, notes and earn out payments due to sellers related to prior acquisitions, and outstanding accounts payable. Net cash used in operating activities for the nine months ended September 30, 2010 was $6,629, related to interest payments on our borrowings and other operating expenses. Net cash provided by investing activities was $1,846 for the nine months ended September 30, 2010, primarily from proceeds from the sale of a non-essential patent. Net cash provided by financing activities was $3,917 for the nine months ended September 30, 2010, primarily due to increased borrowings under our Amended Loan Agreement with Hercules.

We have substantial liquidity needs that have not been met by our operating cash flow.  We have received additional capital from our lender on numerous occasions, most recently on September 13, October 1, October 8 and October 28; however there is no guarantee that Hercules will continue to provide us additional capital on terms acceptable to us or at all. We have substantial liquidity requirements related to the repayment of our seller note, our equipment loan, our term loans and our revolving line of credit under our Amended Loan Agreement with Hercules that are currently due or become due within one year and earn out payments for past acquisitions. We do not currently expect to generate sufficient cash flow from operations to fund our working capital needs or those obligations. We have undertaken a series of actions to reduce costs and have explored potential sources of financing and other strategic initiatives. On February 10, 2010, Hercules sent us a letter notifying us of an event of default because our borrowings under the revolving credit facility exceeded our borrowing base. In addition, under the terms of the Subordination Agreement by and among Hercules, HIA and us, our default under the seller note issued to HIA which was due and payable on September 30, 2010, has resulted in an additional event of default under the Amended Loan Agreement. Hercules has not chosen to accelerate our obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies under the Amended Loan

Agreement. We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations. Even without acceleration of our obligations to Hercules and even with the restructuring of our debt with Hercules on November 20, 2009, subsequent additional borrowings from Hercules in February, April, September and October 2010 and the sale of a patent in June 2010, we continue to believe that we need to restructure our debt, pursue additional debt and equity financing, complete one or more strategic transactions, and continue further cost control actions to meet our liquidity needs. Our continued operations are dependent on our ability to implement those plans successfully which could be negatively impacted by our recent delisting from Nasdaq. If we fail to successfully implement these plans, we may not be able to continue as a going concern. For a discussion of our plans with respect to these matters, see “Going Concern.”

Senior indebtedness

On May 1, 2008, we and our subsidiaries entered into a loan and security agreement with Hercules (“Loan and Security Agreement”), which provided us with a revolving credit facility and a term loan facility. The Loan and Security Agreement was subsequently amended in November 2008 and May 2009, and we entered into a forbearance agreement with respect to certain defaults under the Loan and Security Agreement in July 2009, and we entered into five amendments to the forbearance agreement over the course of August through October 2009. In connection with the Hercules Restructuring that closed on November 20, 2009, we entered into the Amended Loan Agreement with Hercules, which amended and restated the Loan and Security Agreement. The description of the Amended Loan Agreement below reflects the terms in place since November 20, 2009, as amended on February 19, 2010 (to provide the Equipment Loan), April 6, 2010 (to issue Term Loan C), June 18, 2010 (to facilitate sale of a patent) and October 28, 2010 (to issue Term Loan D).

Under the Amended Loan Agreement, our indebtedness to Hercules consists of four term loans and an Equipment Loan aggregating approximately $10,311 and a revolving credit facility of $12,000, of which $10,517 was outstanding at November 1, 2010. The revolving credit facility expires on May 1, 2011, but may be extended at our option for six months if there is no existing event of default. Any advances under the revolving credit facility bear interest initially at 12.0% per annum until the term loans, as described below, are repaid in full, when the interest rate on outstanding advances will be prime plus 4%. Borrowings under the revolving credit facility are based on eligible accounts receivable. On September 13, 2010, October 1, 2010, October 8, 2010 and October 28, 2010, Hercules advanced us an additional $500, $500, $1,000 and $1,400, respectively, which were provided as extensions above our eligible borrowing base. Overadvances bear interest at 15% per annum and are payable on demand.

The term loans are comprised of a $5,500 term loan due on November 1, 2013 (“Term Loan A”), $760 remaining as accrued interest and PIK interest on a convertible term loan due on November 1, 2014 (“Term Loan B”), a $1,350 convertible term loan due on April 1, 2013 (“Term Loan C”) and a $500 convertible term loan due on September 13, 2011 (“Term Loan D”). Principal amortization on Term Loan A begins on December 1, 2010. Term Loan B may be converted into shares of our common stock at a price of $1.8575 per share at Hercules’ option, or automatically if the 90-day value weighted adjusted trading price of our common stock exceeds five times the conversion price. Term Loan B also has a mandatory conversion feature and we have the right to pay a portion of the conversion amount in cash plus applicable fees, interest and other charges instead of shares of common stock under certain circumstances. If not converted, the principal balance on Term Loan B is due November 2014. On August 13, 2010, Hercules converted $5,000 of the aggregate principal amount of Term Loan B at the conversion price of $1.8575 per share, for an issuance of   2,691,790 shares of our common stock. Hercules continues to have the ability to convert the outstanding principal balance into shares of our common stock. Term Loan C may be converted into shares of our common stock at a price of $3.276 per share at Hercules’ option. If not converted, the principal balance of Term Loan C is due April 2013.

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

On April 6, 2010, we entered into Amendment No. 2 (“Amendment 2”) to the Amended Loan Agreement with Hercules. Pursuant to Amendment 2, Hercules funded Term Loan C in an original principal amount of $1,350. The proceeds of Term Loan C were used to repay outstanding over advances under the revolving credit facility. Interest on Term Loan C accrues at a rate of 8% per annum and, at the discretion of Hercules, is payable either in cash or in kind by adding the accrued interest to the principal of Term Loan C. All principal outstanding on Term Loan is due and payable on April 1, 2013. Term Loan C may be converted into shares of our common stock at a price of $3.276 per share at any time at Hercules’ option. We may prepay Term Loan C without incurring a prepayment penalty charge. We also entered into a registration rights agreement and subsequent letter agreement with Hercules whereby we agreed to file by a shelf registration statement with the SEC covering the resale of the shares of common stock that may be issued to Hercules upon the conversion of Term Loan C or in payment of default rate interest with respect to the revolving credit facility, Term Loan A, Term B, Term Loan C and the Equipment Loan.  We have agreed to use our best efforts to have the registration statement declared effective by the SEC no later than September 30, 2010, subject to a 60 day extension in the event of SEC review.  As of September 30, 2010, we have not filed the contemplated registration statement.

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

On October 28, 2010, we entered into Amendment No. 4 (“Amendment 4”) to the Amended Loan Agreement with Hercules. Pursuant to Amendment 4, Hercules funded Term Loan D in an original principal amount of $500. The proceeds of Term Loan D were used to repay a portion of the outstanding overadvances under the revolving credit facility. Interest on Term Loan D will accrue at a rate of 18% per annum, payable 10% in cash and 8% in PIK by adding such amount to the principal amount of Term Loan D. All principal outstanding on Term Loan D will be due and payable on September 13, 2011. Term Loan D may be converted into shares of our common stock at a price of $3.30 at any time at Hercules’ option. We may prepay Term Loan D without incurring a repayment penalty charge. We also entered into a Registration Rights Agreement with Hercules whereby we agreed to register the shares underlying Term Loan D and certain interest that may be paid in shares.

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

We were assessed a transaction fee of $450 in connection with the Hercules Restructuring, which is payable in 12 equal monthly installments beginning in April 2010. The outstanding balance is included in accrued expenses on the accompanying balance sheet at September 30, 2010. Our obligations under the Amended Loan Agreement are secured by all of our personal property, including all of our equity interests in our respective subsidiaries.

On February 10, 2010, Hercules sent us a letter notifying us of an event of default because our borrowings under the revolving credit facility exceeded our borrowing base as of February 5, 2010 and began charging us default interest of an additional 3% to the applicable regular interest rate for the period starting February 5, 2010. Events of default are continuing and default rate interest will be payable monthly on the same date as regular interest unless Hercules chooses to demand payment of default interest on another date. Under the terms of our Amended Loan Agreement late fees are equal to 5% of the past due amount and default rate interest is equal to the applicable regular interest rate plus 3%. Hercules may elect to have default rate interest paid in cash, in kind or in shares of our common stock. All default rate interest paid in kind will be added to the outstanding principal amount on Term Loan B, notwithstanding on which loan the interest has accrued. If Hercules elects to have default rate interest paid in shares, the number of shares into which such accrued default rate interest will be converted will be determined based on the adjusted 60-day average trading price of our common stock on the date of Hercules’ election to convert the interest into shares.

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

As a result of the event of default and our noncompliance with the minimum cash and EBITDA requirement, total leverage ratio and fixed charge coverage ratio required under the Amended Loan Agreement, we are prohibited from satisfying our earn out obligations related to our acquisition of the assets of Healthcare Informatics Associates, Inc. (“HIA”) and Delta Health Systems, Inc. We also have a seller note to HIA that was payable on September 30, 2010. As of September 30, 2010, we were in default under our indebtedness to Hercules and therefore were not permitted to repay the seller note, and we are now in default under the seller note, however, as a result of the subordination agreement by and among HIA, Hercules and us,, HIA does not have the ability to bring an enforcement action during the standstill period, which is 180 days from the date HIA gives Hercules notice of default.  HIA, at its sole discretion, may charge us a default interest rate of an additional 2.5% until such time that default is cured.  We are in discussions with HIA about modifying the earn out payment and the seller note.

Inventory

During the third quarter of 2010 we began receiving pre-orders of mobile workstations and battery inventory. Our inventory has consequently increased from $1,089 at December 31, 2009 to $2,892 at September 30, 2010. The increase is attributable to minimum order requirements to receive pricing benefits and a slower than anticipated ramping up of sales of our new product line.

Inflation

To date, the effects of inflation on our consolidated financial results have not been significant; however, we cannot be certain that inflation will not affect us materially in the future.

Off Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

New Accounting Standards

In July 2010, the FASB issued ASU 2010-20, which amends Accounting Standards Codification (ASC) 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (a) the nature of an entity’s credit risk associated with its financing receivables and (b) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The guidance is effective for the first reporting period beginning after December 15, 2010. We do not expect that the adoption of these new disclosure requirements will have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about an entity’s use of fair value measurements. Among these requirements, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for us for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on our consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for us for interim and annual reporting periods beginning after December 31, 2010. We do not expect that the adoption of these new disclosure requirements will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 provides additional guidance on the accounting for revenue recognition for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. We do not expect the provisions of ASU No. 2009-13 to have a material effect on our financial position, results of operations, or cash flow.

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

The fair value of our cash and cash equivalents at September 30, 2010, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for our investment portfolio is not material.

The carrying value of our long-term debt at September 30, 2010 approximated its fair value. Advances under our revolving credit facility bear interest initially at 12% per annum until our term loans are repaid in full, at which time the interest rate on the outstanding advances will be prime plus 4%.  Interest rates under our four term loans range between 8% and 23% over the next several years (including the default interest rate).  Because our interest rates are fixed, an increase in market rates of interest will not impact our annual interest expense until the term loans are repaid.

The balance of our other long-term liabilities consists of two notes, bearing interest at fixed rates of 7.84% per annum and 9% per annum, issued in connection with acquisitions that took place during 2007. A change in interest rates would not have any effect on our annual interest expense for this debt.

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

Item 1A.     Risk Factors

The risks and uncertainties described below are in addition to those included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly periods ended  March 31, 2010 and June 30, 2010 and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations.

Our stock was delisted from the Nasdaq Capital Market and now trades on the OTC bulletin board, which may adversely affect stockholders liquidity

On October 21, 2010, our common stock became eligible for trading under the symbol IFLG in the electronic quotation service for securities traded over-the-counter operated (“OTCQB”) by Pink OTC Markets Inc.  Prior to October 21, 2010, our common stock had been listed on The Nasdaq Capital Market.  However, we were unable to continue to meet listing requirements, including (a) maintaining a minimum of $2,500 in stockholders’ equity, (b) having a minimum of $35,000 of market value of listed securities, or (c) having net income from continuing operations of at least $500 in the most recently completed fiscal year or in two of the three most recently completed fiscal years, as required under Nasdaq listing rule 5550(b). Since receiving the initial letter from the Nasdaq Stock Market on August 19, 2009 notifying us of our failure to comply with Nasdaq Listing Rule 5550(b), we have worked with Nasdaq to regain compliance with the listing rules. Since August 2009, we had intermittently regained compliance, however, on April 20, 2010, Nasdaq denied our request for continued listing and notified us that unless we requested an appeal our common stock would be delisted.  We timely requested a hearing and on July 8, 2010 we announced we received a letter from Nasdaq stating that the Nasdaq Hearings Panel (the “Panel”) granted our request for continued listing subject to several conditions including, among other things, the occurrence of certain events by August 15, 2010 and the Company’s ability to regain compliance with all the requirements for continued listing on Nasdaq by October 18, 2010.  We failed to comply with these requirements by the relevant dates and received a notice on October 19, 2010 that the Panel had determined to delist our common stock from The NASDAQ Stock Market and suspend trading of our common stock effective with the open of trading on October 21, 2010. The delisting of our common stock from Nasdaq could adversely affect the market liquidity of our common stock and cause the market price of our common stock to decrease and could also adversely affect our ability to obtain financing for our continued operations and result in the loss of confidence by investors, customers, suppliers, employees and adversely impact our business. In addition, although we are quoted on the OTCQB, the OTCQB is generally considered to be a less liquid and efficient market, and our stock price, as well as the liquidity of our common stock, may be adversely affected as a result.

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

We will be required to raise additional capital through either equity or debt financing to fund our operations, including our continued operating losses and general working capital needs, and to implement our current or future strategies. Factors that could increase our need to seek additional financing include decreased demand and market acceptance for our products and services and competitive pressures resulting in lower pricing and new products and services offered by our competitors. In addition, if our obligations under existing indebtedness are accelerated or when our existing credit facilities expire, we would likely need to obtain replacement debt financing. The capital and credit markets in the United States continue to experience extreme volatility and disruptions, and the current turmoil affecting the financial markets and the banking system, as well as the possibility that financial institutions may consolidate or go out of business, have resulted in a tightening in the credit markets and a low level of liquidity in many financial markets. These developments have made financing terms materially less attractive and, in some cases, made financing unavailable. As a result of these conditions and the delisting of our common stock from The Nasdaq Stock Market in October 2010, we may be unable to obtain any financing, including both new and replacement financing, that we might require to operate our business. In particular, in this environment, it may be extremely difficult to obtain additional debt financing or to refinance or replace our existing indebtedness.

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

We are currently in default under the terms of our amended and restated loan and security agreement and there can be no assurance that we can cure the default.

Our Amended Loan Agreement contains restrictions and covenants and requires us to maintain specified financial ratios and tests. For example, the Amended Loan Agreement restricts our ability, among other things, to incur additional indebtedness, to acquire other companies or the assets of other companies and to pay dividends without the lender’s consent. If we fail to meet or satisfy any of the restrictions, covenants, financial ratios or financial tests, we would be in default under the Amended Loan Agreement. The loans are secured by all of our assets. We are also required by Hercules to maintain a minimum cash balance of $1,000. An event of default under the Amended Loan Agreement would give the lender the right to declare all amounts outstanding under the credit facility due and payable and enforce its rights to foreclose on the collateral securing the loans.

On February 10, 2010, Hercules sent us a letter notifying us of an event of default as of February 5, 2010 and charging us a default interest rate of 3% in addition to the applicable regular interest rate for the period starting February 5, 2010.  In addition, as a result of our failure to pay the outstanding principal and interest on a promissory note issued to HIA on September 30, 2010, we are in default under this note, which is also an event of default under the Amended Loan Agreement.  Events of default are continuing and default rate interest will be payable monthly on the same date as regular interest unless Hercules chooses to demand payment of default interest on another date. As of September 30, 2010, we were not in compliance with the borrowing base requirement related to the revolving credit facility, the minimum cash requirement of $1,000, and the minimum EBITDA requirement.  As a result of the above defaults, all balances outstanding under the Amended Loan Agreement at September 30, 2010 were classified as current in the consolidated balance sheet included in this Quarterly Report on Form 10-Q.  Hercules has not chosen to accelerate our obligations under the Amended Loan Agreement, but has expressly not waived any events of default or any of its remedies.  We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations.

We may engage in strategic dispositions of some or all of our assets or business that could adversely impact our business operations and stockholders.

As part of our business strategy, we explore, from time-to-time, potential dispositions of certain or all of our assets or business.  Such dispositions present numerous risks, including:

•                  impairment of our remaining business operations if only a portion of our assets or a segment of our business is sold;

•                  contingencies or conditions in the sale agreement regarding performance that may reduce the sale price and/or increase potential liability of the Company and our stockholders;

•                  potential disputes with counterparties; and

•                  diversion of management resources from day-to-day responsibilities to managing the sale process.

In addition, if we announce a strategic disposition which subsequently fails to close, our continued business operations and stock price may be adversely affected.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On August 13, 2010, Hercules converted $5,000 of the aggregate principal amount of our convertible term loan due on November 1, 2014 (“Term Loan B”) into shares of our common stock at the conversion price of $1.8575 per share, for an issuance of   2,691,790 shares of our common stock. The common stock issued by us in this transaction was issued in a private transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and/or 4(2) thereof. This transaction did not involve the use of underwriters, and no commissions were paid in connection therewith.

On September 10, 2010, we issued 7,257 common shares in a cashless exercise of a warrant for 12,000 underlying shares. The common stock issued by us in this transaction was issued in a private transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Sections 3(a)9 and /or 4(2) thereof. The shares were issued to an accredited investor. This transaction did not involve the use of underwriters, and no commissions were paid in connection therewith.

Item 3.        Defaults Upon Senior Securities

On February 10, 2010, we received a notice from Hercules notifying us that as a result of our aggregate revolving loan advances exceeding the maximum overadvance facility amount provided in Section 2.1(c) of the Amended Loan Agreement and our failure to repay the excess amount in accordance with the terms of the Amended Loan Agreement, an event of default had occurred under the Amended Loan Agreement as of February 5, 2010.  Events of default are continuing and as of September 30, 2010, we were not in compliance with the borrowing base requirement related to the revolving credit facility, the minimum cash and EBITDA requirement, Total Leverage Ratio and Fixed Charge Coverage ratio.  In addition, as of September 30, 2010, we are in default under a promissory note issued to HIA in connection with an acquisition in 2007, which default is also an event of default under the Amended Loan Agreement and is subject to the terms of the Subordination Agreement by and among Hercules, HIA and us.  As of the November 12, 2010, the amount of default on the HIA note, including interest is $4,580.

For more information, see Part I, Item 1.  Financial Statements, Notes to Condensed Consolidated Financial Statements, Note G — Debt and Part I, Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and Part II, Item 1A. Risk Factors — “We are currently in default under the terms of our amended and restated loan and security agreement and there can be no assurance that we can cure the default.”

Item 4.        Reserved

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit No.	Description

4.1

Amendment No. 4, dated as of October 28, 2010, to the Amended and Restated Loan and Security Agreement, dated as of November 20, 2009, as amended, by and among InfoLogix, Inc., InfoLogix Systems Corporation, Embedded Technologies, LLC, Opt Acquisition LLC and InfoLogix-DDMS, Inc., as Borrowers and Hercules Technology Growth Capital, Inc., as Lender (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 3, 2010 and incorporated herein by reference).

10.1

Registration Rights Agreement dated as of October 28, 2010 by and between InfoLogix, Inc. and Hercules Technology Growth Capital, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 3, 2010 and incorporated herein by reference).

10.2	Letter Agreement dated November 3, 2010, by and between InfoLogix, Inc. and Futura Services, Inc.*

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of

2002.+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

(*)	Filed herewith.
(+)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Hatboro, Pennsylvania on November  15, 2010.

INFOLOGIX, INC.

By:	/s/ David T. Gulian
David T. Gulian
President and Chief Executive Officer

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and Principal Accounting Officer